Form 10-K
period 1993-12-31
APPALACHIAN POWER CO
filed 1994-03-28
CIK 6879

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                              ----------------
                                  FORM 10-K
                              ----------------
(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1993

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to ________

                               ----------------

 COMMISSION         REGISTRANT; STATE OF INCORPORATION;      I.R.S. EMPLOYER
 FILE NUMBER        ADDRESS; AND TELEPHONE NUMBER           IDENTIFICATION NO.
 -----------        -----------------------------------     ------------------
    1-3525          American Electric Power Company, Inc.       13-4922640
                    (A New York Corporation)
                    1 Riverside Plaza
                    Columbus, Ohio 43215
                    Telephone (614) 223-1000
    0-18135         AEP Generating Company                      31-1033833
                    (An Ohio Corporation)
                    1 Riverside Plaza
                    Columbus, Ohio 43215
                    Telephone (614) 223-1000
    1-3457          Appalachian Power Company                   54-0124790
                    (A Virginia Corporation)
                    40 Franklin Road, S.W.
                    Roanoke, Virginia 24011
                    Telephone (703) 985-2300
    1-2680          Columbus Southern Power Company             31-4154203
                    (An Ohio Corporation)
                    215 North Front Street
                    Columbus, Ohio 43215
                    Telephone (614) 464-7700
    1-3570          Indiana Michigan Power Company              35-0410455
                    (An Indiana Corporation)
                    One Summit Square
                    P.O. Box 60
                    Fort Wayne, Indiana 46801
                    Telephone (219) 425-2111
    1-6858          Kentucky Power Company                      61-0247775
                    (A Kentucky Corporation)
                    1701 Central Avenue
                    Ashland, Kentucky 41105
                    Telephone (606) 327-1111
    1-6543          Ohio Power Company                          31-4271000
                    (An Ohio Corporation)
                    301 Cleveland Avenue, S.W.
                    Canton, Ohio 44702
                    Telephone (216) 456-8173

                               ----------------
  AEP Generating Company, Columbus Southern Power Company and Kentucky Power Company meet the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction J(2) to such Form 10-K.
                               ----------------
  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes  X . No    .
                                                  ----    ----

Securities registered pursuant to Section 12(b) of the Act:

                                                                NAME OF EACH EXCHANGE
      REGISTRANT            TITLE OF EACH CLASS                  ON WHICH REGISTERED
      ----------            -------------------                 ---------------------
AEP Generating Company      None

American Electric Power     Common Stock,
    Company, Inc.             $6.50 par value...............  New York Stock Exchange

Appalachian Power           Cumulative Preferred Stock,
    Company                   Voting, no par value:
                               4 1/2%.......................  Philadelphia Stock Exchange
                               4.50%........................  Philadelphia Stock Exchange
                               7.40%........................  New York Stock Exchange
Columbus Southern           None
 Power Company

Indiana Michigan            Cumulative Preferred Stock,
 Power Company                Non-Voting, $100 par value:
                               4 1/8%.......................  Midwest Stock Exchange
                               7.08%........................  New York Stock Exchange

Kentucky Power Company      None

Ohio Power Company          Cumulative Preferred Stock,
                              Voting, $100 par value:
                               7.60%........................  New York Stock Exchange
                               7 6/10%......................  New York Stock Exchange
                               8.04%........................  New York Stock Exchange

  Indicate by check mark if disclosure of delinquent fil ers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                             -----

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


       REGISTRANT             TITLE OF EACH CLASS
       ----------             -------------------
 AEP Generating Company     None

 American Electric Power    None
  Company, Inc.

 Appalachian Power          None
  Company

 Columbus Southern          None
  Power Company

 Indiana Michigan           None
  Power Company

 Kentucky Power Company     None

 Ohio Power Company         4 1/2% Cumulative Preferred Stock, Voting, $100 par
                                value

                           AGGREGATE MARKET VALUE  NUMBER OF SHARES
                            OF VOTING STOCK HELD   OF COMMON STOCK
                            BY NON-AFFILIATES OF    OUTSTANDING OF
                             THE REGISTRANTS AT   THE REGISTRANTS AT
                              FEBRUARY 4, 1994     FEBRUARY 4, 1994
                           ---------------------- ------------------
AEP Generating Company              None                   1,000
                                                  ($1,000 par value)

American Electric Power        $6,296,000,000        184,535,000
 Company, Inc.                                    ($6.50 par value)

Appalachian Power Company          43,000,000         13,499,500
                                                    (no par value)

Columbus Southern                   None              16,410,426
 Power Company                                      (no par value)

Indiana Michigan                    None               1,400,000
 Power Company                                      (no par value)

Kentucky Power Company              None               1,009,000
                                                   ($50 par value)

Ohio Power Company                154,000,000         27,952,473
                                                    (no par value)

          NOTE ON MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES

  All of the common stock of AEP Generating Company, Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company and Ohio Power Company is owned by American Electric Power Company, Inc. (see Item 12 herein). The voting stock owned by non-affiliates of (i) Appalachian Power Company consists of 555,365 shares of Cumulative Preferred Stock, no par value; and (ii) Ohio Power Company consists of 1,712,403 shares of Cumulative Preferred Stock, $100 par value. Some of the series of Cumulative Preferred Stock are not regularly traded. The aggregate market value of the Cumulative Preferred Stock is based on the average of the high and low prices on the closest trading date to February 4, 1994 for series traded on the New York or Philadelphia Stock Exchange, or the most recent reported bid prices for those series not recently traded. Where recent market price information was not available with respect to a series, the market price for such series is based on the price of a recently traded series with an adjustment related to any difference in the current yields of the two series.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                            PART OF FORM 10-K
                                                           INTO WHICH DOCUMENT
    DESCRIPTION                                              IS INCORPORATED
    -----------                                            -------------------
Portions of Annual Reports of the following companies for
 the fiscal year ended December 31, 1993:                          Part II

   AEP Generating Company
   American Electric Power Company, Inc.
   Appalachian Power Company
   Columbus Southern Power Company
   Indiana Michigan Power Company
   Kentucky Power Company
   Ohio Power Company

Portions of Proxy Statement of American Electric Power
 Company, Inc., dated March 10, 1994, for Annual Meeting
 of Shareholders                                                   Part III

Portions of Information Statements of the following
 companies for 1994 Annual Meeting of Shareholders, to be filed
 within 120 days after December 31, 1993:                          Part III

   Appalachian Power Company
   Ohio Power Company

                               ----------------

  THIS COMBINED FORM 10-K IS SEPARATELY FILED BY AEP GENERATING COMPANY, AMERICAN ELECTRIC POWER COMPANY, INC., APPALACHIAN POWER COMPANY, COLUMBUS SOUTHERN POWER COMPANY, INDIANA MICHIGAN POWER COMPANY, KENTUCKY POWER COMPANY AND OHIO POWER COMPANY. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EXCEPT FOR AMERICAN ELECTRIC POWER COMPANY, INC., EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           TABLE OF CONTENTS

                                                                    PAGE
                                                                   NUMBER
                                                                   ------
Glossary of Terms...............................................      i
Part I
  Item 1.  Business.............................................      1
  Item 2.  Properties...........................................     37
  Item 3.  Legal Proceedings....................................     42
  Item 4.  Submission of Matters to a Vote of Security
            Holders.............................................     44
  Executive Officers of the Registrants............... .........     44

Part II
  Item 5.  Market for Registrants' Common Equity and
            Related Stockholder Matters.........................     47
  Item 6.  Selected Financial Data..............................     47
  Item 7.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition...............     48
  Item 8.  Financial Statements and Supplementary Data..........     48
  Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure..............     49

Part III
  Item 10. Directors and Executive Officers of the
            Registrants.........................................     50
  Item 11. Executive Compensation...............................     51
  Item 12. Security Ownership of Certain Beneficial Owners
            and Management......................................     55
  Item 13. Certain Relationships and Related Transactions.......     56

Part IV
  Item 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K.................................     57

Signatures......................................................     59
Index to Financial Statement Schedules..........................    S-1
Independent Auditors' Report....................................    S-2
Exhibit Index...................................................    E-1

                               GLOSSARY OF TERMS

  When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

           TERM                                        MEANING
           ----                                        -------
 AEGCo.................... AEP Generating Company, an electric utility subsidiary of AEP.
 AEP...................... American Electric Power Company, Inc.
 AEP System or the System. The American Electric Power System, an integrated electric utility system, owned and operated by AEP's electric utility subsidiaries.
 AFUDC.................... Allowance for funds used during construction. Defined in regulatory systems of accounts as the net cost of borrowed funds used for construction and a reasonable rate of return on other funds when so used.
 APCo..................... Appalachian Power Company, an electric utility subsidiary of
                            AEP.
 Buckeye.................. Buckeye Power, Inc., an unaffiliated corporation.
 CCD Group................ CSPCo, CG&E and DP&L.
 CG&E..................... The Cincinnati Gas & Electric Company, an unaffiliated utility company.
 Cook Plant............... The Donald C. Cook Nuclear Plant, owned by I&M.
 CSPCo.................... Columbus Southern Power Company, an electric utility subsidiary of AEP.
 DOE...................... United States Department of Energy.
 DP&L..................... The Dayton Power and Light Company, an unaffiliated utility company.
 Federal EPA.............. United States Environmental Protection Agency.
 FERC..................... Federal Energy Regulatory Commission (an independent commission within the DOE).
 I&M...................... Indiana Michigan Power Company, an electric utility subsidiary of AEP.
 IURC..................... Indiana Utility Regulatory Commission.
 KEPCo.................... Kentucky Power Company, an electric utility subsidiary of AEP.
 KPSC..................... Kentucky Public Service Commission.
 MPSC..................... Michigan Public Service Commission.
 NEIL..................... Nuclear Electric Insurance Limited.
 NPDES.................... National Pollutant Discharge Elimination System.
 NRC...................... Nuclear Regulatory Commission.
 Ohio EPA................. Ohio Environmental Protection Agency.
 OPCo..................... Ohio Power Company, an electric utility subsidiary of AEP.
 OVEC..................... Ohio Valley Electric Corporation, an electric utility company in which AEP and CSPCo own a 44.2% equity interest.
 PCB's.................... Polychlorinated biphenyls.
 PFBC..................... Pressurized fluidized-bed combustion, a process in which sulfur is removed during coal combustion and nitrogen oxide formation is minimized.
 PUCO..................... The Public Utilities Commission of Ohio.
 RCRA..................... Resource Conservation and Recovery Act of 1976.
 Rockport Plant........... A generating plant, consisting of two 1,300,000-kilowatt coal-
                            fired generating units, near Rockport, Indiana.
 SEC...................... Securities and Exchange Commission.
 Service Corporation...... American Electric Power Service Corporation, a service subsidiary of AEP.
 TVA...................... Tennessee Valley Authority.
 VEPCo.................... Virginia Electric and Power Company, an unaffiliated utility company.
 Virginia SCC............. State Corporation Commission of Virginia.
 West Virginia PSC........ Public Service Commission of West Virginia.
 Zimmer or Zimmer Plant... Wm. H. Zimmer Generating Station, commonly owned by CSPCo,
                            CG&E and DP&L.

PART I      -------------------------------------------------------------------

Item 1.BUSINESS
- --------------------------------------------------------------------------------

GENERAL

  AEP was incorporated under the laws of the State of New York in 1906 and reorganized in 1925. It is a public utility holding company which owns, directly or indirectly, all of the outstanding common stock of its operating electric utility subsidiaries. Substantially all of the operating revenues of AEP and its subsidiaries are derived from the furnishing of electric service.

  The service area of AEP's electric utility subsidiaries covers portions of the states of Indiana, Kentucky, Michigan, Ohio, Tennessee, Virginia and West Virginia. The generating and transmission facilities of AEP's subsidiaries are physically interconnected, and their operations are coordinated, as a single integrated electric utility system. Transmission networks are interconnected with extensive distribution facilities in the territories served. At December 31, 1993, the subsidiaries of AEP had a total of 20,007 employees. AEP, as such, has no employees. The principal operating subsidiaries of AEP are:

    APCo (organized in Virginia in 1926), which is engaged in the generation, purchase, transmission and distribution of electric power to approximately 838,000 customers in the southwestern portion of Virginia and southern West Virginia, and in supplying electric power at wholesale to other electric utility companies and municipalities in those states and in Tennessee. At December 31, 1993, APCo and its wholly owned subsidiaries had 4,587 employees. A generating subsidiary of APCo, Kanawha Valley Power Company, which owns and operates under Federal license three hydroelectric generating stations located on Government lands adjacent to Government-owned navigation dams on the Kanawha River in West Virginia, sells its net output to APCo. Among the principal industries served by APCo are coal mining, primary metals, chemicals, textiles, paper, stone, clay, glass and concrete products and furniture. In addition to its AEP System interconnection, APCo also is interconnected with the following unaffiliated utility companies: Carolina Power & Light Company, Duke Power Company and VEPCo. A comparatively small part of the properties and business of APCo is located in the northeastern end of the Tennessee Valley. APCo has several points of interconnection with TVA and has entered into agreements with TVA under which APCo and TVA interchange and transfer electric power over portions of their respective systems.

    CSPCo (organized in Ohio in 1937, the earliest direct predecessor company having been organized in 1883), which is engaged in the generation, purchase, transmission and distribution of electric power to approximately 578,000 customers in Ohio, and in supplying electric power at wholesale to other electric utilities and to municipally owned distribution systems within its service area. At December 31, 1993, CSPCo had 2,143 employees. CSPCo's service area is comprised of two areas in Ohio, which include portions of twenty-five counties. One area includes the City of Columbus and the other is a predominantly rural area in south central Ohio. Approximately 80% of CSPCo's retail revenues are derived from the Columbus area. Among the principal industries served are food processing, chemicals, primary metals, electronic machinery and paper products. In addition to its AEP System interconnection, CSPCo also is interconnected with the following unaffiliated utility companies: CG&E, DP&L and Ohio Edison Company.

    I&M (organized in Indiana in 1925), which is engaged in the generation, purchase, transmission and distribution of electric power to approximately 525,000 customers in northern and eastern Indiana and southwestern Michigan, and in supplying electric power at wholesale to other electric utility companies, rural electric cooperatives and municipalities. At December 31, 1993, I&M had 3,944 employees. Among the principal industries served are transportation equipment, primary metals, fabricated metal products, electrical and electronic machinery, rubber and miscellaneous plastic products and chemicals and allied products. Since 1975, I&M has leased and operated the assets of the municipal system of the City of Fort Wayne, Indiana. In addition to its AEP System interconnection, I&M also is interconnected with the following unaffiliated utility companies: Central Illinois Public Service Company, CG&E, Commonwealth Edison Company, Consumers Power Company, Illinois Power Company, Indianapolis Power & Light Company, Louisville Gas and Electric Company, Northern Indiana Public Service Company, PSI Energy Inc. and Richmond Power & Light Company.

    KEPCo (organized in Kentucky in 1919), which is engaged in the generation, purchase, transmission and distribution of electric power to approximately 161,000 customers in an area in eastern Kentucky, and in supplying electric power at wholesale to other utilities and municipalities in Kentucky. At December 31, 1993, KEPCo had 842 employees. In addition to its AEP System interconnection, KEPCo also is interconnected with the following unaffiliated utility companies: Kentucky Utilities Company and East Kentucky Power Cooperative Inc. KEPCo is also interconnected with TVA.

    Kingsport Power Company (organized in Virginia in 1917), which provides electric service to approximately 41,000 customers in Kingsport and eight neighboring communities in northeastern Tennessee. Kingsport Power Company has no generating facilities of its own. It purchases electric power distributed to its customers from APCo. At December 31, 1993, Kingsport Power Company had 102 employees.

    OPCo (organized in Ohio in 1907 and reincorporated in 1924), which is engaged in the generation, purchase, transmission and distribution of electric power to approximately 657,000 customers in the northwestern, east central, eastern and southern sections of Ohio, and in supplying electric power at wholesale to other electric utility companies and municipalities. At December 31, 1993, OPCo and its wholly owned subsidiaries had 5,749 employees. Among the principal industries served by OPCo are primary metals, stone, clay, glass and concrete products, rubber and plastic products, petroleum refining, chemicals and metal and wire products. In addition to its AEP System interconnection, OPCo also is interconnected with the following unaffiliated utility companies: CG&E, The Cleveland Electric Illuminating Company, DP&L, Duquesne Light Company, Kentucky Utilities Company, Monongahela Power Company, Ohio Edison Company, The Toledo Edison Company and West Penn Power Company.

    Wheeling Power Company (organized in West Virginia in 1883 and reincorporated in 1911), which provides electric service to approximately 41,000 customers in northern West Virginia. Wheeling Power Company has no generating facilities of its own. It purchases electric power distributed to its customers from OPCo. At December 31, 1993, Wheeling Power Company had 143 employees.

  Another principal electric utility subsidiary of AEP is AEGCo, which was organized in Ohio in 1982 as an electric generating company. AEGCo sells power at wholesale to I&M, KEPCo and VEPCo. AEGCo has no employees.

  See Item 2 for information concerning the properties of the subsidiaries of AEP.

  The Service Corporation provides accounting, administrative, computer, engineering, financial, legal and other services at cost to the AEP System companies. The executive officers of AEP are all employees of the Service Corporation.

COST REDUCTION PROGRAM

  On November 5, 1992, AEP announced a major cost-control program. The program outlined plans to combine certain operations of CSPCo and OPCo, focusing on the functions performed in the headquarters of each company, and to restructure and downsize the operations of the Service Corporation in Columbus, Ohio. The program has resulted in the elimination of over 1,000 positions.

REGULATION

 General

  AEP and its subsidiaries are subject to the broad regulatory provisions of the Public Utility Holding Company Act of 1935 administered by the SEC. The public utility subsidiaries' retail rates and certain other matters are subject to regulation by the public utility commissions of the states in which they operate. Such subsidiaries are also subject to regulation by the FERC under the Federal Power Act in respect of rates for interstate sale at wholesale and transmission of electric power, accounting and other matters and construction and operation of hydroelectric projects. I&M is subject to regulation by the NRC under the Atomic Energy Act of 1954, as amended, with respect to the operation of the Cook Plant.

 Conflict of Regulation

  Public utility subsidiaries of AEP can be subject to regulation of the same subject matter by two or more jurisdictions. In such situations, it is possible that the decisions of such regulatory bodies may conflict or that the decision of one such body may affect the cost of providing service and so the rates in another jurisdiction. In a recent case involving OPCo, the U.S. Court of Appeals for the District of Columbia held that the determination of costs to be charged to associated companies by the SEC under the Public Utility Holding Company Act of 1935 precluded the FERC from determining that such costs were unreasonable for ratemaking purposes. The U.S. Supreme Court also has held that a state commission may not conclude that a FERC approved wholesale power agreement is unreasonable for state ratemaking purposes. Certain actions that would overturn these decisions or otherwise affect the jurisdiction of the SEC and FERC are under consideration by the U.S. Congress and these regulatory bodies. Such conflicts of jurisdiction often result in litigation and if resolved adversely to a public utility subsidiary of AEP could have a material adverse effect on the results of operations or financial condition of such subsidiary or AEP.

CLASSES OF SERVICE

  The principal classes of service from which the major electric utility subsidiaries of AEP derive revenues and the amount of such revenues (from kilowatt-hour sales) during the year ended December 31, 1993 are as follows:

                                                                                           AEP
                           AEGCO      APCO      CSPCO      I&M       KEPCO      OPCO    SYSTEM (A)
                           -----      ----      -----      ---       -----      ----    ----------
                                                      (IN THOUSANDS)
Retail
 Residential
 Without Electric
 Heating................  $    --  $  242,177  $284,593 $  205,315  $ 43,325 $  256,547 $1,052,233
 With Electric Heating..       --     308,242   100,185     97,568    54,139    132,606    728,569
                          -------- ----------  -------- ----------  -------- ---------- ----------
  Total Residential.....       --     550,419   384,778    302,883    97,464    389,153  1,780,802
 Commercial.............       --     273,147   328,854    220,938    53,892    241,426  1,153,207
 Industrial.............       --     359,946   137,460    250,939    90,501    609,140  1,514,691
 Miscellaneous..........       --      30,627    14,689      5,593       808      8,107     62,879
                          -------- ----------  -------- ----------  -------- ---------- ----------
  Total Retail..........       --   1,214,139   865,781    780,353   242,665  1,247,826  4,511,579
Wholesale (sales for
resale).................   229,196    289,187    74,942    404,910    48,399    438,855    687,072
                          -------- ----------  -------- ----------  -------- ---------- ----------
  Total from KWH Sales..   229,196  1,503,326   940,723  1,185,263   291,064  1,686,681  5,198,651
Provision for Revenue
Refunds.................       --        (331)      --        (755)      --         --        (926)
                          -------- ----------  -------- ----------  -------- ---------- ----------
  Total Net of Provision
   for
   Revenue Refunds......   229,196  1,502,995   940,723  1,184,508   291,064  1,686,681  5,197,725
Other Operating
Revenues................        77     16,109    12,929     18,135     3,188     21,896     71,117
                          -------- ----------  -------- ----------  -------- ---------- ----------
  Total Electric
   Operating
   Revenues.............  $229,273 $1,519,104  $953,652 $1,202,643  $294,252 $1,708,577 $5,268,842
                          ======== ==========  ======== ==========  ======== ========== ==========

- --------
(a) Includes revenues of other subsidiaries not shown and elimination of intercompany transactions.

AEP SYSTEM POWER POOL, OFF-SYSTEM POWER SALES AND TRANSMISSION SERVICES

  AEP's electric utility subsidiaries operate their generating plants and transmission lines as a single interconnected and coordinated electric utility system. APCo, CSPCo, I&M, KEPCo and OPCo are parties to the Interconnection Agreement, dated July 6, 1951, as amended (the Interconnection Agreement), defining how they share the costs and benefits associated with the System's generating plants. This sharing is based upon each company's "member-load-ratio," which is calculated monthly on the basis of each company's maximum peak demand in relation to the sum of the maximum peak demands of all five companies during the preceding 12 months.

  The following table shows the net credits or (charges) allocated among the parties under the Interconnection Agreement during the years ended December 31, 1991, 1992 and 1993:

                                                  1991       1992       1993
                                                  ----       ----       ----
                                                       (IN THOUSANDS)
APCo........................................... $(235,000) $(243,000) $(260,000)
CSPCo..........................................  (142,000)  (118,000)  (141,000)
I&M............................................   148,000     71,000    183,000
KEPCo..........................................    15,000     26,000      1,000
OPCo...........................................   214,000    264,000    217,000

  In addition, APCo, CSPCo, I&M, KEPCo and OPCo are parties to the Transmission Agreement, dated April 1, 1984, as amended (the Transmission Agreement), defining how they share the benefits and burdens associated with their extra-high-voltage transmission system (facilities rated 345 kv and above) and certain facilities operated at lower voltages (138 kv and above). Like the Interconnection Agreement, this sharing is based upon each company's "member-load-ratio."

  The following table shows the net credits or (charges) allocated among the parties to the Transmission Agreement during the years ended December 31, 1991, 1992 and 1993:

                                                       1991     1992     1993
                                                       ----     ----     ----
                                                          (IN THOUSANDS)
APCo................................................ $ (7,000) $(8,000) $(3,200)
CSPCo...............................................  (31,400) (29,900) (31,200)
I&M.................................................   46,200   48,200   47,400
KEPCo...............................................    5,700    4,200    3,800
OPCo................................................  (13,500) (14,500) (16,800)

  AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo also sell electric power on a wholesale basis to non-affiliated electric utilities. Such sales are either made by the AEP System and then allocated among APCo, CSPCo, I&M, KEPCo and OPCo based on member-load-ratios or made by individual companies pursuant to various long-term power agreements. The following table shows the amounts contributed to operating income of the various companies from such sales during the years ended December 31, 1991, 1992 and 1993:

                                                      1991(A)  1992(A)  1993(A)
                                                      -------  -------  -------
                                                            (IN THOUSANDS)
AEGCo(b)............................................. $ 33,900 $ 33,000 $ 32,500
APCo(c)..............................................   23,600   18,100   23,600
CSPCo(c).............................................   12,500    9,100   12,000
I&M(c)(d)............................................   35,600   31,300   35,300
KEPCo(c).............................................    4,800    3,700    4,900
OPCo(c)..............................................   21,500   15,700   20,700
                                                      -------- -------- --------
Total System......................................... $131,900 $110,900 $129,000
                                                      ======== ======== ========

- --------
(a) Such sales do not include wholesale sales to entities such as municipal agencies that may be full/partial requirement customers of AEP System companies within their service areas. See the table under Classes of Service for revenues from wholesale sales.

(b) All amounts for AEGCo are from sales made pursuant to a long-term power agreement. See AEGCo--Unit Power Agreements.

(c) All amounts are from System sales which are allocated among APCo, CSPCo, I&M, KEPCo and OPCo based upon member-load-ratio. All System sales made in 1991, 1992 and 1993 were made on a short-term basis, except that $7,300,000, $11,500,000 and $16,800,000, respectively, of the contribution to operating income for the total System were from long-term System sales.

(d) In addition to its allocation of System sales, the 1990, 1991 and 1992 amounts for I&M includes $21,100,000, $20,800,000 and $21,600,000 from a long-term agreement to sell 250 megawatts of power scheduled to terminate in 2009.

  The AEP System has long-term system agreements to sell 100 megawatts of electric power through 1997 and to sell at times up to 200 megawatts of peaking power for at least five years through March 1997 to unaffiliated utilities. The AEP System continues to seek appropriate long-term wholesale power agreements and will sell available power on a short-term basis. The future results of operations of AEP and its operating companies will be affected by their ability to make cost-effective wholesale sales or, if such sales are reduced, their ability to timely raise retail rates.

  APCo, CSPCo, I&M, KEPCo, OPCo and other System companies also provide transmission services for non-affiliated companies. The following table shows the amounts contributed to operating income of the various companies from such services during the years ended December 31, 1991, 1992 and 1993:

                                                          1991    1992    1993
                                                         ------- ------- -------
                                                             (IN THOUSANDS)
APCo.................................................... $ 2,800 $ 3,000 $ 2,900
CSPCo...................................................   2,400   2,500   2,500
I&M.....................................................   6,400   6,600   7,700
KEPCo...................................................     500     600     600
OPCo....................................................   9,800  10,100   9,900
                                                         ------- ------- -------
Total System(a)......................................... $22,600 $23,500 $24,200
                                                         ======= ======= =======

- --------
(a) Includes revenues of other System companies not shown.

  The Energy Policy Act of 1992 amended the Federal Power Act to authorize the FERC under certain conditions to order utilities which own transmission facilities to provide wholesale transmission services for other utilities and entities generating electric power. See Rates--APCo for discussion of a current proceeding in which certain municipal customers seek the FERC to order the AEP System to provide certain transmission services.

OVEC

  AEP, CSPCo and several unaffiliated utility companies jointly own OVEC, which supplies the power requirements of a uranium enrichment plant near Portsmouth, Ohio owned by the DOE. The aggregate equity participation of AEP and CSPCo in OVEC is 44.2%. The DOE demand under OVEC's power agreement, which is subject to change from time to time, is 1,929,000 kilowatts and is scheduled to remain at about that level through the remaining term of the contract. The proceeds from the sale of power by OVEC, aggregating $271,000,000 in 1993, are designed to be sufficient for OVEC to meet its operating expenses and fixed costs and to provide a return on its equity capital. APCo, CSPCo, I&M and OPCo, as sponsoring companies, are entitled to receive from OVEC, and are obligated to pay for, the power not required by DOE in proportion to their power participation ratios, which averaged 42.1% in 1993. The power agreement with DOE terminates on December 31, 2005, subject to early termination by DOE on not less than three years notice. The power agreement among OVEC and the sponsoring companies expires by its terms on March 12, 2006. The Clinton Administration is considering closing either the Portsmouth, Ohio uranium enrichment plant or DOE's other enrichment plant in Kentucky.

BUCKEYE

  Contractual arrangements among OPCo, Buckeye and other investor-owned electric utility companies in Ohio provide for the transmission and delivery, over facilities of OPCo and of other investor-owned utility companies, of power generated by the two units at the Cardinal Station owned by Buckeye and back-up power to which Buckeye is entitled from OPCo under such contractual arrangements, to facilities owned by 27 of the rural electric cooperatives which operate in the State of Ohio at 297 delivery points. Buckeye is entitled under such arrangements to receive, and is obligated to pay for, the excess of its maximum one-hour coincident peak demand plus a 15% reserve margin over the 1,226,500 kilowatts of capacity of the generating units which Buckeye currently owns in the Cardinal Station. Such demand, which occurred on January 18, 1994, was recorded at 1,146,933 kilowatts.

CERTAIN INDUSTRIAL CONTRACTS

  Ravenswood Aluminum Corporation and Ormet Corporation operate major aluminum reduction plants in the Ohio River Valley at Ravenswood, West Virginia, and in the vicinity of Hannibal, Ohio, respectively. OPCo supplies all of the power requirements of these plants pursuant to long-term contracts with such companies which, subject to certain curtailment provisions, terminate in 1997 in the case of Ormet and 1998 in the case of Ravenswood. The power requirements of such plants presently aggregate approximately 880,000 kilowatts. Because the price of electricity to Ravenswood and Ormet is based on generation costs at the Muskingum River and Kammer Plants, respectively, the implementation of the Clean Air Act Amendments of 1990 or an unfavorable resolution of the stack height regulation litigation (in the case of Kammer Plant) and administrative proceedings, described under Environmental and Other Matters, could result in a decrease in operations or closure of Ravenswood's and Ormet's aluminum reduction plants. See Legal Proceedings for a discussion of litigation involving Ormet.

AEGCO

  Since its formation, AEGCo's business has consisted of the ownership and financing of its 50% interest in the Rockport Plant and, more recently, leasing of its 50% interest in Unit 2 of the Rockport Plant. The operating revenues of AEGCo are derived from the sale of capacity and energy associated with its interest in the Rockport Plant to I&M, KEPCo and VEPCo, pursuant to unit power agreements. Pursuant to these unit power agreements, AEGCo is entitled to recover its full cost of service from the purchasers and will be entitled to recover future increases in such costs, including increases in fuel and capital costs. See Unit Power Agreements. Pursuant to a capital funds agreement, AEP has agreed to provide cash capital contributions, or in certain circumstances subordinated loans, to AEGCo, to the extent necessary to enable AEGCo, among other things, to provide its proportionate share of funds required to permit continuation of the commercial operation of the Rockport Plant and to perform all of its obligations, covenants and agreements under, among other things, all loan agreements, leases and related documents to which AEGCo is or becomes a party. See Capital Funds Agreement.

 Unit Power Agreements

  A unit power agreement between AEGCo and I&M (the I&M Power Agreement) provides for the sale by AEGCo to I&M of all the power (and the energy associated therewith) available to AEGCo at the Rockport Plant. I&M is obligated, whether or not power is available from AEGCo, to pay as a demand charge for the right to receive such power (and as an energy charge for any associated energy taken by I&M) such amounts, as when added to amounts received by AEGCo from any other sources, will be at least sufficient to enable AEGCo to pay all its operating and other expenses, including a rate of return on the common equity of AEGCo as approved by FERC, currently 12.16%. The I&M Power Agreement will continue in effect until the date that the last of the lease terms of Unit 2 of the Rockport Plant has expired unless extended in specified circumstances.

  Pursuant to an assignment between I&M and KEPCo, and a unit power agreement between KEPCo and AEGCo, AEGCo sells KEPCo 30% of the power (and the energy associated therewith) available to AEGCo from both units of the Rockport Plant. KEPCo has agreed to pay to AEGCo in consideration for the right to receive such power the same amounts which I&M would have paid AEGCo under the terms of the I&M Power Agreement for such entitlement. The KEPCo unit power agreement expires on December 31, 1999, unless extended.

  A unit power agreement among AEGCo, I&M, VEPCo, and APCo provides for, among other things, the sale of 70% of the power and energy available to AEGCo from Unit 1 of the Rockport Plant to VEPCo by AEGCo from January 1, 1987 through December 31, 1999. VEPCo has agreed to pay to AEGCo in consideration for the right to receive such power those amounts which I&M would have paid AEGCo under the terms of the I&M Power Agreement for such entitlement. Approximately 37% of AEGCo's operating revenue in 1993 was derived from its sales to VEPCo.

 Capital Funds Agreement

  AEGCo and AEP have entered into a capital funds agreement pursuant to which, among other things, AEP has unconditionally agreed to make cash capital contributions, or in certain circumstances subordinated loans, to AEGCo to the extent necessary to enable AEGCo to (i) maintain such an equity component of capitalization as required by governmental regulatory authorities, (ii) provide its proportionate share of the funds required to permit commercial operation of the Rockport Plant, (iii) enable AEGCo to perform all of its obligations, covenants and agreements under, among other things, all loan agreements, leases and related documents to which AEGCo is or becomes a party (AEGCo Agreements), and (iv) pay all indebtedness, obligations and liabilities of AEGCo (AEGCo Obligations) under the AEGCo Agreements, other than indebtedness, obligations or liabilities owing to AEP. The Capital Funds Agreement will terminate after all AEGCo Obligations have been paid in full.

INDUSTRY PROBLEMS

  The electric utility industry, including the operating subsidiaries of AEP, has encountered at various times in the last 15 years significant problems in a number of areas, including: delays in and limitations on the recovery of fuel costs from customers; proposed legislation, initiative measures and other actions designed to prohibit construction and operation of certain types of power plants under certain conditions and to eliminate or reduce the extent of the coverage of fuel adjustment clauses; inadequate rate increases and delays in obtaining rate increases; jurisdictional disputes with state public utilities commissions regarding the interstate operations of integrated electric systems; requirements for additional expenditures for pollution control facilities; increased capital and operating costs; construction delays due, among other factors, to pollution control and environmental considerations and to material, equipment and fuel shortages; the economic effects on net income (which when combined with other factors may be immediate and adverse) associated with placing large generating units and related facilities in commercial operation, including the commencement at that time of substantial charges for depreciation, taxes, maintenance and other operating expenses, and the cessation of AFUDC with respect to such units; uncertainties as to conservation efforts by customers and the effects of such efforts on load growth; depressed economic conditions in certain regions of the United States; increasingly competitive conditions in the wholesale and retail markets; proposals to deregulate certain portions of the industry, revise the rules and responsibilities under which new generating capacity is supplied and open access to an electric utility's transmission system; and substantial increases in construction costs and difficulties in financing due to high costs of capital, uncertain capital markets, charter and indenture limitations restricting conventional financing, and shortages of cash for construction and other purposes.

SEASONALITY

  Sales of electricity by the AEP System tend to increase during warmer summer and cooler winter seasons because of the use of electricity by customers for cooling and heating.

FRANCHISES

  The operating companies of the AEP System hold franchises to provide electric service in various municipalities in their service areas. These franchises have varying provisions and expiration dates. In general, the operating companies consider their franchises to be adequate for the conduct of their business.

COMPETITION

 Retail

  The public utility subsidiaries of AEP generally have the exclusive right to sell electric power at retail within their service areas. However, they do compete with self-generation and with distributors of alternative sources of energy, such as natural gas, fuel oil and coal, within their service areas. The primary factors in such competition are price, reliability of service and the capacity of customers to utilize sources of energy other than electric power. With respect to self-generation, the public utility subsidiaries of AEP believe that they maintain a favorable competitive position on the basis of all of these factors. With respect to alternative sources of energy, the public utility subsidiaries of AEP believe that the reliability of their service and the limited ability of customers to substitute other sources for electric power place them in a favorable competitive position, even though their price may be higher than some such alternative sources of energy.

  Significant changes in the global economy in recent years have led to increased price competition for industrial companies in the United States, including those served by the AEP System. Such industrial companies have requested price reductions from their suppliers, including their suppliers of electric power. In addition, industrial companies which are downsizing or reorganizing often close a facility based upon its costs, which include, among other things, the cost of electric power. The public utility subsidiaries of AEP cooperate with such customers to meet their business needs through, for example, various off-peak or interruptible supply options and believe that, as low cost suppliers of electric power, they will not be materially adversely affected by this competition and may be benefitted by attracting new industrial customers to their service territories.

  The legislatures and/or the regulatory commissions in several states have considered or are considering "retail wheeling" which, in general terms, means the transmission by an electric utility of energy produced by another entity over its transmission and distribution system to a retail customer in such utility's service territory. A requirement to transmit directly to retail customers would have the result of permitting retail customers to purchase electric power, at the election of such customers, not only from the electric utility in whose service area they are located but from any other electric utility or independent power producer.

  The MPSC began a proceeding on September 11, 1992 to investigate a proposal by certain industrial companies for an experiment in retail wheeling in certain service territories in Michigan, not including those of I&M. On August 27, 1993, an administrative law judge recommended that the MPSC authorize such retail wheeling on a voluntary basis and that the proposal had not been shown to be in the public interest, could harm other ratepayers and did not adequately address the issues of stranded investment and utilities' obligation to serve. The MPSC has not yet issued an order in this proceeding. In addition, a retail wheeling bill was introduced in the Ohio House of Representatives in February 1994.

  Because adoption of retail wheeling would require resolution of complex issues, such as who would pay for the unused generating plant of the utility wheeling such power, it is not clear what effects will flow from its adoption in any state. However, if retail wheeling is adopted, the public utility subsidiaries of AEP believe that they have a favorable competitive position because of their relatively low costs.

 Wholesale

  The public utility subsidiaries of AEP, like the electric industry generally, face increasing competition to sell available power on a wholesale basis, primarily to other public utilities. The Energy Policy Act of 1992 was designed, among other things, to foster competition in the wholesale market (a) through amendments to the Public Utility Holding Company Act of 1935, facilitating the ownership and operation of generating facilities by "exempt wholesale generators" (which may include independent power producers as well as affiliates of electric utilities) and (b) through amendments to the Federal Power Act, authorizing the FERC under certain conditions to order utilities which own transmission facilities to provide wholesale transmission services for other utilities and entities generating electric power. The principal factors in competing for such sales are price (including fuel costs), availability of capacity and reliability of service. The public utility subsidiaries of AEP believe that they maintain a favorable competitive position on the basis of all of these factors. However, because of the availability of capacity of other utilities and the lower fuel prices in recent years, price competition has been, and is expected for the next few years to be, particularly important.

 New Generation

  When the AEP System needs new generation, the public utility subsidiaries of AEP which wish to provide it will have to compete with exempt wholesale generators, independent power producers and other utilities. Although the specific guidelines for such competition have not yet been developed and may vary from jurisdiction to jurisdiction (see the discussion below), significant factors will include price and reliability. AEP and its subsidiaries believe that they can be competitive as to both of these factors. However, no additional baseload generating capacity is expected to be constructed by the AEP System for some time. See Construction and Financing Program.

  Indiana: On June 30, 1993, the IURC issued a notice of proposed rulemaking for integrated resource planning which among other things would permit a utility to acquire additional generation through bidding programs or other means. The proposed rules would permit the utility to participate in the bidding process. The Indiana Electric Association, on behalf of a group of utilities including I&M, filed comments that support competitive bidding as an optional method to acquire new generation.

  Michigan: The MPSC has adopted guidelines governing the acquisition of new capacity by large Michigan electric utilities. The guidelines do not apply to I&M.

  Ohio: On December 17, 1992, the PUCO issued an order proposing rules for competitive bidding for new generating capacity, including transmission access for winning bidders. The proposed rules would establish a rebuttable presumption of prudence where new generating capacity is acquired through competitive bidding and provide other incentives to use competitive bidding. The proposed rules also contain procedures to ensure that bidders for a utility's new capacity will have open access to certain transmission facilities and prohibit the utility acquiring new capacity from withholding Clean Air Act emission allowances from potential bidders. CSPCo and OPCo filed comments on the proposed rules generally supporting promulgation of rules governing competitive bidding but stating that the rules should not address access to transmission facilities or emission allowances, because existing federal laws address such concerns.

  Virginia: The Virginia SCC has adopted minimum requirements for any electric utility that elects to acquire new generation through a bidding program. An electric utility is not required to use the bidding process and may participate in the bidding process.

  West Virginia: On October 8, 1993, the West Virginia PSC issued an order proposing rules that generally require electric utilities to procure competitively all new sources of generation. APCo and Wheeling Power Company filed comments stating that the rules should not require competitive bidding and should permit the utility to participate in the bidding process.

NEW BUSINESS DEVELOPMENT

  AEP continues to consider new business opportunities, particularly those which allow use of its expertise. These endeavors began in 1982 and are conducted through AEP Energy Services, Inc. ("AEPES") and AEP Resources, Inc. ("Resources").

  Resources' primary business focus is international and domestic cogeneration, the independent power market, and the privatization of generation facilities in the international market.

  AEPES has continued to offer consulting services and market AEP System expertise both domestically and internationally. AEPES contracts with other public utilities, commercial concerns and government agencies for the rendition of services and the licensing of intellectual property.

  These continuing efforts to invest in and develop new business opportunities offer the potential of earning returns which may exceed those of rate-regulated operations. However, because of the absence of any assured return or rate of return, they also involve a higher degree of risk which must be carefully considered and assessed. AEP may make substantial investments in these and other new businesses.

CONSTRUCTION AND FINANCING PROGRAM

  The AEP System companies are engaged in a continuing construction program, involving selection of sites, design and acquisition of equipment, and installation of the generating, transmission, distribution and other facilities necessary to provide for growing demands for electric service. However, AEP's current load forecast indicates no need for new coal-fired baseload generation until sometime after the year 2005. For many years System companies' loads grew at such a rate as to warrant efforts to achieve major economies of scale, and thus reduce or limit the unit cost of the power and energy supplied to the System's customers. From time to time, as the System companies have encountered the industry problems described above, such companies also have encountered limitations on their ability to secure the capital necessary to finance construction expenditures.

  The System construction program is reviewed continuously and is revised from time to time in response to changes in estimates of customer demand, business and economic conditions, the cost and availability of capital, environmental requirements and other factors. The extent and timing of construction expenditures and the nature of future financing activities may be dependent on, among other things, the timing and amount of additional rate relief received. See Rates.

 PFBC Projects

  Tidd Plant: In November 1990, OPCo began operating a 70,000 kilowatt PFBC demonstration plant at the deactivated Tidd Plant on the Ohio River at Brilliant, Ohio. The specific goal of the project is to demonstrate that the combined-cycle PFBC technology is a cost-effective, reliable, and environmentally superior alternative to conventional coal-fired electric power generation with a flue-gas desulfurization system. Through December 31, 1993, the Tidd Plant achieved 5,530 hours of coal-fired operation while demonstrating the viability of the PFBC process in the reduction of targeted sulfur dioxide and nitrogen oxide emissions. See Environmental and Other Matters for information regarding restrictions on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants in the AEP System. Original funding for the Tidd Plant project included provisions for a three-year test period extending through February 1994. At this time, planned funding for the Tidd Plant project contemplates an additional year of operation extending through February 1995. However, if additional testing is required, the test period could be extended past February 1995. The plant is planned to be deactivated at the conclusion of the test program.

  Total Tidd Plant construction costs (including PFBC development costs) and total Tidd operating costs incurred through December 31, 1993 were $181,898,000 and $25,076,000, respectively. At such date, OPCo had received funding from DOE and the State of Ohio in the aggregate amounts of $59,548,000 and $10,000,000, respectively, and had recovered $123,186,000 from its retail customers. The estimated total construction and operating costs of the Tidd Plant project are $185,000,000 and $40,000,000, respectively, and OPCo expects to receive additional funding from DOE so that the aggregate amount received from it will be $60,200,000. OPCo is currently recovering approximately $500,000 per month from its Ohio electric fuel component jurisdictional customers for costs associated with the Tidd Plant project that are not recovered from DOE or the State of Ohio and incurred after December 1, 1986. The PUCO, however, may consider distributing such costs over total OPCo sales which may result in a prospective reduction in the amount recoverable by OPCo.

  PFBC Utility Demonstration Project: DOE is cost sharing with APCo development of a 340,000 kilowatt commercial-size PFBC plant adjacent to APCo's Mountaineer Plant in New Haven, West Virginia. DOE has agreed to continue funding the design of the plant through at least January 1996. The present four-year effort to refine the PFBC design extends through January 1996. The ultimate decision to proceed with the construction of the commercial PFBC plant will hinge on the confirmation of the need for new coal-fired baseload capacity, the readiness of PFBC technology, and state regulatory commission approval.

 Construction Expenditures

  The following table shows the construction expenditures by AEGCo, APCo, CSPCo, I&M, KEPCo, OPCo and the AEP System and their respective consolidated subsidiaries during 1991, 1992 and 1993 and their current estimate of 1994 construction expenditures, in each case including AFUDC but excluding nuclear fuel and other assets acquired under leases. The construction expenditures for the years 1991-1993 were applied, and it is anticipated that the estimated construction expenditures for 1994 will be applied, approximately as follows to construction of the following classes of assets:

                                               1991     1992     1993     1994
                                              ACTUAL   ACTUAL   ACTUAL  ESTIMATE
                                             -------- -------- -------- --------
                                                       (IN THOUSANDS)
AEGCO
Generating plant and facilities............. $  3,700 $  3,600 $  3,100 $  4,300
                                             -------- -------- -------- --------
  TOTAL..................................... $  3,700 $  3,600 $  3,100 $  4,300
                                             ======== ======== ======== ========
APCO
Generating plant and facilities (a)......... $ 33,800 $ 34,400 $ 51,200 $ 64,200
Transmission lines and facilities...........   42,500   54,200   36,700   45,800
Distribution lines and facilities...........  102,200   91,600   98,200   92,400
General plant and other facilities..........   12,300   11,500    4,800   17,300
                                             -------- -------- -------- --------
  TOTAL..................................... $190,800 $191,700 $190,900 $219,700
                                             ======== ======== ======== ========
CSPCO
Generating plant and facilities............. $ 49,800 $ 21,900  $33,300 $ 39,500
Transmission lines and facilities...........   11,300   11,600   10,100    4,600
Distribution lines and facilities...........   42,900   40,800   40,700   46,400
General plant and other facilities..........    3,300    1,100    2,200    8,200
                                             -------- -------- -------- --------
  TOTAL..................................... $107,300 $ 75,400 $ 86,300 $ 98,700
                                             ======== ======== ======== ========
I&M (b)
Generating plant and facilities............. $ 48,200 $ 66,400 $ 50,200 $ 55,800
Transmission lines and facilities ..........   31,700   17,300   10,100   20,000
Distribution lines and facilities...........   38,800   39,200   41,300   42,000
General plant and other facilities..........    5,000    3,500    6,700    5,200
                                             -------- -------- -------- --------
  TOTAL..................................... $123,700 $126,400 $108,300 $123,000
                                             ======== ======== ======== ========
KEPCO
Generating plant and facilities............. $  5,300 $  4,100 $  8,100 $ 25,000
Transmission lines and facilities...........    4,000    8,700    6,700    9,400
Distribution lines and facilities...........   19,900   17,500   20,300   19,900
General plant and other facilities..........        0    1,500        0    4,100
                                             -------- -------- -------- --------
  TOTAL..................................... $ 29,200 $ 31,800 $ 35,100 $ 58,400
                                             ======== ======== ======== ========
OPCO
Generating plant and facilities (c)(d)...... $132,900 $124,900 $112,700 $ 77,800
Transmission lines and facilities...........   19,500   18,900   28,600   34,300
Distribution lines and facilities...........   41,500   42,800   46,000   47,000
General plant and other facilities..........   10,000    5,900   10,500   11,300
                                             -------- -------- -------- --------
  TOTAL..................................... $203,900 $192,500 $197,800 $170,400
                                             ======== ======== ======== ========
AEP SYSTEM
Generating plant and facilities (a)(c)(d)... $273,700 $255,300 $258,600 $266,600
Transmission lines and facilities...........  110,000  111,900   92,800  115,100
Distribution lines and facilities...........  250,800  237,700  252,300  255,800
General plant and other facilities..........   30,700   23,700   24,400   46,500
                                             -------- -------- -------- --------
  TOTAL..................................... $665,200 $628,600 $628,100 $684,000
                                             ======== ======== ======== ========

- --------
(a) Excludes expenditures for PFBC Utility Demonstration Project. See PFBC Projects.
(b) Reflects restatement for 1991 to include effect of merging Michigan Power Company into I&M.
(c) Includes expenditures for Tidd Plant which have been or are expected to be funded through Federal/state grants and the fuel clause mechanism. See PFBC Projects.
(d) Excludes expenditures associated with flue-gas desulfurization system being constructed by a non-affiliate at the Gavin Plant which OPCo has agreed to lease upon completion of construction. Actual expenditures for 1991, 1992 and 1993 and the current estimate for 1994 are $18,683,000, $93,653,000, $256,673,000 and $230,000,000, respectively. See
    Environmental and Other Matters--CAAA-AEP System Compliance Plan.

  Reference is made to the footnotes to the financial statements entitled Commitments and Contingencies incorporated by reference in Item 8, for further information with respect to the construction plans of AEP and its operating subsidiaries for the next three years. If the System receives adequate rate relief in future periods, and is able to finance additional construction expenditures, and if the loads which are served by the System increase above the levels currently projected, additional expenditures may be incurred in subsequent years in amounts which would be substantial but which cannot be accurately predicted at this time.

  Changes in construction schedules and costs, and in estimates and projections of needs for additional facilities, as well as variations from currently anticipated levels of net earnings, Federal income and other taxes, and other factors affecting cash requirements, may increase or decrease the estimates of capital requirements for the System's construction program.

  Proposed Transmission Facilities: On March 23, 1990, APCo and VEPCo announced plans, subject to regulatory approval, for major new transmission facilities. APCo will construct approximately 115 miles of 765,000-volt line from APCo's Wyoming station in southern West Virginia to APCo's Cloverdale station near Roanoke, Virginia. VEPCo will construct approximately 102 miles of 500,000-volt line from APCo's Joshua Falls station east of Lynchburg, Virginia to VEPCo's Ladysmith station north of Richmond, Virginia. The construction of the transmission lines and related station improvements will provide needed reinforcement for APCo's internal load, reinforce the ability to exchange electric energy between the two companies and relieve present constraints on the transmission of electric energy from potential independent power producers in the APCo service area to VEPCo. APCo's cost is estimated at $245,000,000 while VEPCo's cost is estimated at $164,000,000. Completion of the project is presently scheduled for 1998 but the actual service date will be dependent upon the time necessary to meet various regulatory requirements.

  Hearings before the Virginia SCC were concluded in September 1993. A report was issued by the hearing examiner in December 1993 which recommended that the Virginia SCC grant APCo approval to construct the proposed 765,000-volt line. A decision by the Virginia SCC is pending.

  APCo refiled with the West Virginia PSC in February 1993 its application for certification. An application filed in June 1992 was withdrawn at the request of the West Virginia PSC to permit additional time for review by the West Virginia PSC. The West Virginia PSC rejected APCo's application for certification in May 1993, directing APCo to supplement its line siting information. APCo intends to refile its application with the West Virginia PSC. Hearings are expected to be held in late 1994 with a decision expected in early 1995.

  The Jefferson National Forest (JNF) is directing the preparation of an Environmental Impact Statement (EIS) which will be required prior to the granting of special use permits for crossing Federal lands. The present schedule of the JNF calls for completion of the draft EIS in September 1994 and the final EIS in February 1995.

  Environmental Expenditures: Expenditures related to compliance with air and water quality standards, included in the gross additions to plant of the System, during 1991, 1992 and 1993 and the current estimate for 1994 are shown below. Substantial expenditures in addition to the amounts set forth below may be required by the System in future years in connection with the modification and addition of facilities at generating plants for environmental quality controls in order to comply with air and water quality standards which may have been or may be adopted.

                                                 1991    1992    1993     1994
                                                ACTUAL   ACTUAL ACTUAL  ESTIMATE
                                               -------- ------- ------- --------
                                                        (IN THOUSANDS)
AEGCo......................................... $     0  $     0 $     0 $   900
APCo (a)......................................   7,100   11,200  16,800  22,100
CSPCo.........................................   7,100    6,500  15,800  23,900
I&M...........................................     100        0       0   3,700
KEPCo.........................................     200      100   1,000   9,000
OPCo (b)(c)...................................  56,700   61,600  31,600  24,500
                                               -------  ------- ------- -------
AEP System (a)(b)(c).......................... $71,200  $79,400 $65,200 $84,100
                                               =======  ======= ======= =======

- --------
(a) Excludes expenditures for PFBC Utility Demonstration Project. See PFBC Projects.
(b) Includes expenditures for Tidd Plant which have been or are expected to be funded through Federal/state grants and the fuel clause mechanism. See PFBC Projects.
(c) Excludes expenditures associated with flue-gas desulfurization system being constructed by a non-affiliate at the Gavin Plant which OPCo has agreed, subject to PUCO approval, to lease upon completion of construction. Actual expenditures for 1991, 1992 and 1993 and the current estimate for 1994 are $18,683,000, $93,653,000, $256,673,000 and
    $230,000,000, respectively. See Environmental and Other Matters--CAAA-AEP System Compliance Plan.

 Financing

  It has been the practice of AEP's operating subsidiaries to finance current construction expenditures in excess of available internally generated funds by initially issuing unsecured short-term debt, principally commercial paper and bank loans, at times up to levels authorized by regulatory agencies, and then to reduce the short-term debt with the proceeds of subsequent sales by such subsidiaries of long-term debt securities and preferred stock, and cash capital contributions by AEP to the subsidiaries. It has been the practice of AEP, in turn, to finance cash capital contributions to the common stock equities of the operating subsidiaries by issuing unsecured short-term debt, principally commercial paper, and then to sell additional shares of Common Stock of AEP for the purpose of retiring the short-term debt previously incurred. Since 1985, however, AEP has sold no shares of Common Stock. If necessary, AEP will issue shares of Common Stock pursuant to its Dividend Reinvestment and Stock Purchase Plan. Although prevailing interest costs of short-term bank debt and commercial paper generally have been lower than prevailing interest costs of long-term debt securities, whenever interest costs of short-term debt exceed costs of long-term debt, the companies might be adversely affected by reliance on the use of short-term debt to finance their construction and other capital requirements.

  During the period 1991-1993, external funds from financings and capital contributions by AEP amounted, with respect to APCo, CSPCo and KEPCo to approximately 37%, 38% and 31%, respectively, of the aggregate construction expenditures shown above. During this same period, the amount of funds used to retire long-term and short-term debt and preferred stock of AEGCo, I&M and OPCo exceeded the amount of funds from financings and capital contributions by AEP.

  The ability of AEP and its operating subsidiaries to issue short-term debt is limited by regulatory restrictions and, in the case of most of the operating subsidiaries, by provisions contained in their charters and in certain debt and other instruments. The approximate amounts of short-term debt which the companies estimate that they were permitted to issue under the most restrictive such restriction, at January 1, 1994, and the respective amounts of short-term debt outstanding on that date, on a corporate basis, are shown in the following tabulation:

                                                                     TOTAL
  SHORT-TERM DEBT     AEP  AEGCO  APCO  CSPCO  I&M  KEPCO  OPCO   AEP SYSTEM(A)
  ----------------    ---- ------ ----- ------ ---- ------ ----- --------------
                                            (IN MILLIONS)
Amount authorized.... $150  $50   $215   $140  $127  $100  $222      $1,054
                      ====  ===   ====   ====  ====  ====  ====      ======
Amount outstanding:
  Notes payable...... $ --  $15   $ --   $ 12  $ --   $26  $ --      $   63
  Commercial paper...   65   --     36     13    50    12    38         214
                      ----  ---   ----   ----  ----  ----  ----      ------
                      $ 65  $15   $ 36   $ 25  $ 50   $38  $ 38      $  277
                      ====  ===   ====   ====  ====  ====  ====      ======

- --------
(a) Includes short-term debt of other subsidiaries not shown.

  Reference is made to the footnotes to the financial statements incorporated by reference in Item 8 for further information with respect to unused short-term bank lines of credit.

  In order to issue additional long-term debt and preferred stock, it is necessary for APCo, CSPCo, I&M, KEPCo and OPCo to comply with earnings coverage requirements contained in their respective mortgages, debenture indentures and charters. The most restrictive of these provisions in each instance generally requires

(1) for the issuance of additional long-term debt by APCo, I&M and OPCo, for purposes other than the refunding of outstanding long-term debt securities, a minimum, before income tax, earnings coverage of twice the pro forma annual interest charges on long-term debt, (2) for the issuance of first mortgage bonds by CSPCo and KEPCo for purposes other than the refunding of outstanding first mortgage bonds, a minimum, before income tax, earnings coverage of twice the pro forma annual interest charges on first mortgage bonds and (3) for the issuance of additional preferred stock by APCo, I&M and OPCo, a minimum, after income tax, gross income coverage of one and one-half times pro forma annual interest charges and preferred stock dividends, in each case for a period of twelve consecutive calendar months within the fifteen calendar months immediately preceding the proposed new issue. In computing such coverages, the companies include as a component of earnings revenues collected subject to refund (where applicable) and, to the extent not limited by the instrument under which the computation is made, AFUDC, including amounts positioned and classi-fied as an allowance for borrowed funds used during construction. These coverage provisions have from time to time restricted the ability of one or more of the above subsidiaries of AEP to issue senior securities in the amounts considered to be desirable.

  The respective long-term debt and preferred stock coverages of APCo, CSPCo, I&M, KEPCo and OPCo under their respective debenture indenture, mortgage and charter provisions, calculated on the foregoing basis and in accordance with the respective amounts then recorded in the accounts of the companies, assuming the respective short-term debt of the companies at those dates were to remain outstanding for a twelve-month period at the respective rates of interest prevailing at those dates, were at least those stated in the following table:

                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1991 1992 1993
                                                                  ---- ---- ----
APCo
  Debt coverage.................................................. 3.76 3.50 3.62
  Preferred stock coverage....................................... 2.08 1.99 2.04
CSPCo
  Mortgage coverage.............................................. 1.49 2.16 2.91
I&M
  Debt coverage.................................................. 4.10 3.55 4.59
  Preferred stock coverage....................................... 2.24 2.06 2.48
KEPCo
  Mortgage coverage.............................................. 4.50 3.34 2.19
OPCo
  Debt coverage.................................................. 3.95 3.36 4.65
  Preferred stock coverage....................................... 2.24 2.22 2.88

  Although certain other subsidiaries of AEP either are not subject to any coverage restrictions or are not subject to restrictions as constraining as those to which APCo, CSPCo, I&M, KEPCo and OPCo are subject, their ability to finance substantial portions of their construction programs may be subject to market limitations and other constraints unless other assurances are furnished.

  AEP believes that the ability of its operating subsidiaries to issue short- and long-term debt securities and preferred stock in the amounts required to finance their respective construction programs depends upon the timely approval of pending and future rate increase applications. If one or more of the operating subsidiaries are unable to continue the issuance and sale of securities on an orderly basis, such company or companies will be required to consider the use of alternative financing arrangements, if available, which may be more costly or the curtailment of construction and other outlays.

  AEP's subsidiaries have also utilized, and expect to continue to utilize, additional financing arrangements, such as leasing arrangements, including the leasing of utility assets, coal mining and transportation equipment and facilities and nuclear fuel. Pollution control revenue bonds have been used in the past and may be used in the future in connection with the construction of pollution control facilities; however, Federal tax law has limited the utilization of this type of financing except for purposes of certain financing of solid waste disposal facilities and of certain refunding of outstanding pollution control revenue bonds issued before August 16, 1986.

  Shares of AEP Common Stock may be sold by AEP from time to time at prices below the then current book value per share and repurchased by AEP at prices above book value. Such sales or purchases, if any, would have a dilutive effect on the book value of then outstanding shares but are not expected to have a material adverse effect on AEP's business including its future financing plans or capabilities and pending construction projects.

CONSERVATION AND LOAD MANAGEMENT

  For some years, the AEP System has put in place a series of customer programs for encouraging electric conservation and load management (CLM). The CLM programs also are referred to in the electric utility industry as "demand-side management" programs (DSM) since they affect the demand for electricity as opposed to electricity supply. The AEP System is committed to integrated resource planning and has in place a detailed analysis procedure in which effective demand-side and supply-side options are both considered in order to determine the least cost approach to provide reliable electric service for its customers, taking into account environmental and other considerations. Recovery of demand-side program expenditures through rates is being reviewed by AEP's respective regulatory commissions as discussed below in Rates.

RATES

 General

  In recent years the operating subsidiaries of AEP have filed a series of rate increase applications with their respective state commissions and the FERC and expect that they will continue to do so whenever necessary as increases in operating, construction and capital costs exceed increases in revenues resulting from previously granted rate increases and increased customer demand.

  All of the seven states served by the AEP System, as well as the FERC, either permit the incorporation of fuel adjustment clauses in a utility company's rates and tariffs, which are designed to permit upward or downward adjustments in revenues to reflect increases or decreases in fuel costs above or below the designated base cost of fuel set forth in the particular rate or tariff, or permit the inclusion of specified levels of fuel costs as part of such rate or tariff.

  AEP cannot predict the timing or probability of approvals regarding applications for additional rate changes, the outcome of action by regulatory commissions or courts with respect to such matters, or the effect thereof on the earnings and business of the AEP System.

  FERC Regulatory Matters: On March 31, 1993, the FERC issued its final rules, effective January 1, 1993, regarding accounting for allowances under the Clean Air Act Amendments of 1990. The rules provide for the use of "fair value" in the valuation of allowances traded between affiliates and establishment of FERC accounts to record regulatory assets and liabilities. See Environmental and Other Matters--Air Pollution Control.

 APCo

  FERC: On February 14, 1992, APCo filed with the FERC applications for an increase in its wholesale rates to Kingsport Power Company and non-affiliated customers in the amounts of approximately $3,933,000 and $4,759,000, respectively. APCo began collecting the rate increases, subject to refund, on September 15, 1992. In addition, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106) which requires employers, beginning in 1993, to accrue for the costs of retiree benefits other than pensions. These rates include the higher level of SFAS 106 costs. On November 9, 1993, the administrative law judge issued an initial decision recommending, among other things, the higher level of postretirement benefits other than pensions under SFAS 106. FERC action on APCo's applications is pending.

  In June 1993, certain municipal customers filed an application with the FERC for an order requiring the AEP System to provide transmission service for 50 megawatts (mw) of base load power purchased from an unaffiliated utility and the reduction by 50 mw of the power these customers purchase from APCo under existing 10-year Electric Service Agreements ("ESAs"). APCo maintains that its agreements with these customers are full-requirements contracts which preclude the customers from purchasing power from third parties. On December 1, 1993, the administrative law judge issued an initial decision that the ESAs are not full requirements contracts and that the ESAs give these municipal wholesale customers the option of substituting alternative sources of power for energy purchased from APCo. The proposed 50 mw reduction would reduce net non-fuel revenue by $16,900,000 over the period April 1994 through June 1997 (end of ESAs). On February 10, 1994, the FERC issued orders (1) affirming, in part, the administrative law judge's initial decision and (2) instituting a proceeding to determine the appropriate rate and terms for the transmission of this power to the municipal customers. On March 11, 1994, AEP System companies filed a petition for rehearing of the FERC's order affirming the administrative law judge's decision.

  Virginia: On December 4, 1992, APCo filed with the Virginia SCC a request to increase rates by approximately $31,377,000 annually. APCo's filing requests, among other things, approval to establish a capacity charge tracking mechanism to track changes in its capacity charges from the AEP System Power Pool, increased West Virginia allocated business and occupation taxes discussed below and increased SFAS 106 costs. On December 29, 1992, the Virginia SCC issued an order suspending APCo's proposed rates until May 3, 1993. In June 1993, the Virginia SCC staff recommended a $10,500,000 annual rate increase and, after hearings in July 1993, the Hearing Examiner issued a report recommending a $7,800,000 annual rate increase. A Virginia SCC order is pending.

  On March 27, 1992, the Virginia SCC issued a final order regarding its investigation of CLM programs of Virginia's utilities. The Virginia SCC adopted rules regarding the rate recovery of promotional allowances designed to achieve energy conservation, load reduction or improved energy efficiency. Rate recovery for such promotions will be allowed only for cost-effective CLM programs, and not for those designed primarily to increase load or market share, unless a company proves that the program is cost-effective and serves the overall public interest. The Virginia SCC also directed Virginia utilities to submit their CLM programs for formal review and approval.

  In accordance with the March 27, 1992 order of the Virginia SCC, in order to promote the goals of cost-effective utility conservation, efficiency and load management, on October 16, 1992, APCo filed an application with the Virginia SCC for approval to implement six demand side management pilot programs in its service territory, including a residential rate experiment. On March 4, 1993, the Virginia SCC issued an order approving implementation of five of the six programs. The storage water heater program was transferred to APCo's pending Virginia retail rate case discussed above for adjudication. Rate recovery for all of these programs is also being sought in the Virginia rate case.

  The Virginia SCC, in its order of March 27, 1992, also directed its staff to determine the appropriate methods for evaluating the cost-effectiveness of CLM programs and to submit an interim report outlining the scope and procedure of the investigation. The staff submitted its Report on the Cost/Benefit Analysis of Demand Side Management Programs on February 9, 1993. Therein the staff stated that a multi-perspective approach to determining the cost and benefits of demand-side management programs is needed in order to evaluate the full impact of programs on a utility and its customers. The staff stated that programs should be evaluated from the perspective of the program participant, the non-participant, the utility and all ratepayers.

  On June 28, 1993, the Virginia SCC issued an order promulgating rules on the proper cost/benefit tests to be conducted on proposed DSM programs. The rules provide that utilities shall analyze a proposed DSM program from a multi-perspective approach considering, at a minimum, the quantifiable benefits and costs of a program to the participating customer, the cost of the DSM program incurred by the utility, the difference between the change in total revenues paid to the utility and the change in total costs to a utility resulting from the DSM program, and the cost of a program as a resource option to the utility and its ratepayers as a whole. The order specifies minimum guidelines to provide direction to utilities in developing applications for approval of DSM programs. Utilities must seek Virginia SCC approval of pilot or experimental programs that involve rates or promotional allowances, but other limited pilot or experimental programs may be conducted without prior approval.

  West Virginia: In January 1992, APCo filed with the Supreme Court of Appeals of West Virginia a petition for appeal which sought a review and reversal of the West Virginia PSC's November 1, 1991 order which disallowed recovery of $12,700,000 annually relating to the allocation treatment of business and occupation taxes. In April 1992, the court issued an order denying APCo's appeal. APCo has received recovery of the non-West Virginia jurisdictional share of these taxes in its Virginia and FERC jurisdictions.

  On February 22, 1993, the West Virginia PSC approved an increase in APCo's Expanded Net Energy Cost (ENEC) rates of $24,400,000 annually. ENEC rates are approved annually as part of the West Virginia PSC's review of APCo's power supply costs which include fuel, purchased power and AEP System Power Pool capacity charges and credits for APCo's share of Power Pool generation costs and wholesale sales. In approving the new rates, the West Virginia PSC placed APCo on notice that the annual review process, including the traditional fuel elements of the review and deferred accounting with prospective actual cost recoveries, would be closely examined at the next review.

  On October 28, 1993, the West Virginia PSC approved, with certain modifications, a settlement agreement among the parties to the ENEC proceeding. The approved agreement temporarily suspended the annual ENEC recovery proceedings, reduced ENEC rates by $8,000,000 annually effective November 1, 1993, and froze current base rates and the reduced ENEC rate for a three-year period ending October 31, 1996. Deferral accounting will not be used for new ENEC cost variances incurred from November 1993 through October 1996. The ENEC actual underrecovery balance on October 31, 1993 of $13,300,000 will be collected through a component of the revised ENEC rates over the three-year period ending October 31, 1996. The agreement also provides for a net decrease in West Virginia depreciation expense of $4,300,000 annually (with no change to base rates) effective November 1, 1995. APCo also agreed to invest at least $90,000,000 in distribution facilities in West Virginia between October 13, 1993 and October 31, 1996.

  On November 5, 1992, APCo filed an application with the West Virginia PSC for approval to implement seven demand-side management programs. On February 8, 1993, the West Virginia PSC issued an order approving the seven demand side management programs, but limited availability of one program to only existing electric water heating customers. On April 14, 1993, the West Virginia PSC by order clarified the availability to customers with electric water heating and new customers with all-electric homes.

 CSPCo

  Zimmer Plant: The Zimmer Plant was placed in commercial operation as a 1,300-megawatt coal-fired plant on March 30, 1991. CSPCo owns 25.4% of the Zimmer Plant with the remainder owned by two unaffiliated companies, CG&E (46.5%) and DP&L (28.1%) (collectively, the Owners).

  Zimmer Plant--Rate Recovery: On April 2, 1991, CSPCo filed a request with the PUCO to increase rates $202,500,000 on an annual basis principally to recover its share of the costs of operation of the Zimmer Plant and a return on its investment. On May 12, 1992, the PUCO issued an order on CSPCo's rate request. The order provided for a phased-in rate increase of $123,000,000 to be implemented in three steps over a two-year period and excluded from rate base $165,000,000 of Zimmer Plant costs composed of an allowance for funds used during construction accrued from February 1984 through February 1986, nuclear wind-down costs and a loss on the sale of nuclear fuel. The order also provided for the recovery of deferred post in-service operating expenses over 10 years. CSPCo requested a rehearing with the PUCO which was denied except for rehearing of certain minor rate design and accounting related issues. CSPCo and the PUCO staff signed a stipulation agreement resolving the minor issues for which the PUCO granted rehearing. On August 20, 1992, the PUCO approved the stipulation which provided CSPCo with approximately $1,500,000 of additional revenues annually.

  CSPCo filed an appeal with the Ohio Supreme Court on September 1, 1992 regarding the $165,000,000 excluded from rate base and challenging the PUCO's authority to order a phased-in rate plan. CSPCo's appeal stated (1) that the PUCO failed to abide by the terms of a PUCO-approved 1985 stipulation agreement regarding CSPCo's investment in the Zimmer Plant and (2) that the PUCO did not have authority to order phased-in rates.

  In November 1993, the Supreme Court issued a decision on CSPCo's appeal affirming the disallowance and finding that the PUCO did not have statutory authority to order phased-in rates. The court instructed the PUCO to fix rates to provide gross annual revenues in accordance with the law and to provide a mechanism to recover the revenues deferred under the phase-in order which through December 31, 1993 totaled $93,900,000.

  As a result of the ruling, 1993 net income was reduced by $144,500,000 after tax to reflect the disallowance and in January 1994, the PUCO approved a 7.11% or $57,167,000 rate increase effective February 1, 1994. The increase is comprised of a 3.72% base rate increase and a temporary 3.39% surcharge, which will be in effect until the phase-in plan deferrals are recovered, estimated to be for a period of less than four and one-half years. The recovery of deferrals and the increase in rates to the full rate level will not affect net income.

  Other Ohio Regulatory Matters: On April 30, 1992, CSPCo and OPCo filed their individual 1992 long-term forecast reports and integrated resource plans. On September 23, 1993, the PUCO issued its opinion and order approving CSPCo's and OPCo's long-term forecast reports. The PUCO order directs CSPCo and OPCo to proceed with a number of specific demand-side management programs and any other programs determined to be cost-effective.

  Reference is made to Environmental and Other Matters--Clean Air Act Amendments of 1990 for a discussion of emission allowances. On January 9, 1992, the PUCO issued an entry opening a generic docket to investigate trading and usage of, and accounting treatment for, emission allowances by electric utilities in Ohio. On January 20, 1993 the PUCO issued proposed guidelines concerning emission allowances, including the guideline that gains or losses on transactions involving emission allowances created by rate base assets should generally flow through to ratepayers. On March 25, 1993, the PUCO issued its final guidelines concerning emission allowances. The final guidelines state that the PUCO expects that Ohio utilities will take advantage of the allowance trading market, and encourages all trades that can be economically justified. The final guidelines include the proposed guideline that gains or losses on transactions involving emission allowances created by rate base assets should generally flow through to ratepayers. The final guidelines also provide that allowance plans, procedures, practices, trading activity, and associated costs should be reviewed annually in the electric fuel component since the cost of these allowances are part of the acquisition and delivery costs of fuel.

  On September 17, 1993, CSPCo and OPCo filed an Application for Conservation/Renewable Reserve Allowances. The application requested an award of 18 allowances and was certified by the PUCO on September 3, 1993. On January 27, 1994, Federal EPA notified AEP that it would defer awarding allowances to CSPCo and OPCo pending further documentation from the PUCO of CSPCo's and OPCo's compliance with appropriate eligibility requirements.

  Reference is made to the caption Environmental and Other Matters--Clean Air Amendments of 1990--AEP System Compliance Plan for information regarding AEP's compliance plan which has been filed with the PUCO.

  In October 1991, the PUCO announced that the Governor of Ohio and the Ohio General Assembly directed the PUCO to develop a long-term energy strategy for the State of Ohio. On December 4, 1992, the PUCO, on behalf of the Interagency Ohio Energy Strategy (OES) Task Force, released its interim report. CSPCo and OPCo jointly filed comments on February 15, 1993.

  On September 3, 1992 the PUCO began an investigation into incentive based ratemaking under Ohio's existing ratemaking statutes. Joint comments were filed in November 1992 by CSPCo and OPCo.

 I&M

  FERC: In June 1990 an initial decision was issued by a FERC administrative law judge regarding a complaint filed by a wholesale customer concerning the reasonableness of I&M's coal costs from an unaffiliated supplier who leased a Utah mining operation from I&M in 1986 and the coal transportation charges of affiliates. In February 1993 the FERC reversed the decision of the administrative law judge and dismissed the complaint. In December 1993 the wholesale customer appealed the FERC order to the U.S. Court of Appeals, District of Columbia Circuit.

  Indiana: In April 1992 I&M filed testimony and exhibits with the IURC seeking a $44,800,000 increase in annual rates to recover, among other things, increased operating costs including expenses associated with nuclear operation and maintenance, an increase in the provision for the cost of decommissioning the Cook Plant, increased accruals for the cost of postretirement benefits other than pensions as mandated by SFAS 106 and revised depreciation accrual rates. On November 12, 1993, the IURC issued an order granting a $34,700,000 annual rate increase. The IURC approved substantially all of I&M's proposals including, among other things, increased operation and maintenance expenses associated with the Cook Plant with an increase in the provision for nuclear decommissioning costs, increased accruals for the cost of postretirement benefits other than pensions and an increase in depreciation expense based on revised accrual rates (including costs for the demolition of I&M's fossil-fired generating stations at the end of their useful lives).

  In June 1993 the IURC issued a notice of proposed rulemaking for integrated resource planning (IRP) guidelines, including consideration of demand-side management, resource bidding and independent power producers. In October 1993, the Indiana Electric Association filed the joint comments of some of its members, including I&M, indicating their support for the IURC's efforts to develop new guidelines relating to IRP.

  Michigan: On February 21, 1992, I&M submitted to the MPSC Staff its three-year conservation plan. After settlement discussions, I&M submitted to Staff a revised three-year conservation plan that reflects demand-side management program costs and an incentive package and that establishes I&M's next Michigan retail rate case as the forum to consider recovery of lost revenues. The MPSC approved a settlement agreement in September 1993 which established recovery of DSM program expenses and an incentive plan.

  In October 1993, the MPSC approved a settlement agreement authorizing I&M to increase its annual provision for the cost to decommission the Cook Plant from approximately $2,800,000 to a level of $4,000,000, effective November 1, 1993, with further increases to annual levels of $5,100,000 and $6,000,000, six and twelve months later, respectively.

 KEPCo

  FERC: On October 28, 1993, KEPCo filed an application to begin serving the City of Vanceburg as a full requirements customer, effective January 1, 1994, which will yield annual revenues of $1,448,000.

  On August 15, 1991, the KPSC issued an order which initiated its investigation of the compliance strategies of electric utilities related to the Clean Air Act Amendments of 1990. On September 4, 1991, KEPCo filed its preliminary plan for compliance which is the same systemwide compliance report filed with the PUCO discussed under the caption CAAA-AEP System Compliance Plan. KEPCo's Big Sandy Plant is not subject to Phase I emission requirements; however, KEPCo may incur a portion of the costs of Phase I compliance for the AEP System through the AEP System Power Pool. On March 30, 1992, the KPSC issued an order requiring all electric utilities with Phase I affected units to file their complete acid rain permit applications filed with Federal EPA or explain why such permit applications are not being filed. On April 6, 1993, KEPCo responded by letter that KEPCo has no generating units which are Phase I-affected; however,

AEP's Phase I permit applications were provided. On August 18, 1993, the KPSC issued an order which indicated utilities should be prepared to explain their actions regarding extension and bonus allowances. For unreasonable activities, cost disallowances would occur. Appropriate ratemaking treatment of allowance trading and use will be determined on a case-by-case basis.

  On July 24, 1992, the KPSC began an investigation into the feasibility of implementing demand-side management cost recovery and incentive mechanisms.

 OPCo

  Reference is made to Rates--CSPCo regarding generic proceedings by the PUCO relating to demand-side management programs, emission allowance trading, the review of OPCo's long-term forecast report, the Ohio Energy Strategy Task Force and incentive-based ratemaking.

  In April 1991, the municipal wholesale customers of OPCo filed a complaint with the FERC seeking refunds back to 1982 for alleged overcharges for certain affiliated fuel costs. The complaint contends that the price of coal from two of OPCo's affiliated mines violated the FERC's market price requirement for affiliate coal pricing. In February 1993, FERC issued an order dismissing the complaint and, in September 1993, the wholesale customers appealed the FERC order to the U.S. Court of Appeals for the Sixth Circuit.

  On November 25, 1992, the PUCO issued an order approving a stipulation agreement with OPCo, the staff of the PUCO and the Ohio Consumers' Counsel. The agreement provided for, among other things, a predetermined price of $1.64 per million Btus for coal consumed by OPCo at four of its generating stations for the three-year period ended November 30, 1994; a subsequent 15-year predetermined price of $1.575 per million Btus for coal consumed at the Gavin Plant with quarterly price adjustments; and a limit on the recoverable cost for the Gavin scrubbers which is discussed under Environmental and Other Matters-Clean Air Act Amendments of 1990-AEP System Compliance Plan. After November 30, 2009, the price that OPCo can recover for coal from its affiliated Meigs mine will be limited to the lower of cost or the then-current market price. The predetermined prices will provide OPCo with an opportunity to accelerate recovery of its investment in and the liabilities of its Meigs mining operation attributable to its Ohio jurisdiction to the extent the actual cost of coal burned at the four plants is below the predetermined prices. In March 1993, the Industrial Energy Consumers of OPCo and The Sierra Club appealed the PUCO order to the Supreme Court of Ohio. OPCo has participated in these proceedings.

  OPCo has restructured its Meigs mining operation to operate at a reduced level of production. As a result, OPCo will purchase replacement coal under long-term contracts and on the spot market. It is expected that the replacement coal will be at prices below the Meigs production costs. Management reviewed the potential impact of the stipulation and restructuring to determine OPCo's ability to recover the cost of its Meigs mining operation. Based on the estimated future cost of coal for the Gavin Plant, management believes that OPCo should be able to recover the Ohio jurisdictional cost of its Meigs mining operation under the terms of the stipulation agreement.

  In November 1992, the municipal wholesale customers of OPCo filed two complaints. One complaint was filed with the FERC requesting an investigation of OPCo's July 1992 sale of the Martinka mining operation to an unaffiliated company. The FERC dismissed this complaint in June 1993. The other complaint was filed with the SEC requesting an investigation of the Martinka sale and an investigation into the pricing of OPCo's affiliated coal purchases back to 1986. OPCo has filed a response with the SEC seeking to dismiss this complaint. The PUCO is reviewing the Martinka sale and related unaffiliated fuel contracts in OPCo's current fuel clause proceedings.

  If additional regulatory actions further limit recovery of affiliated coal costs, results of operations could continue to be adversely impacted and the continued operation of some or all of OPCo's affiliated coal mines could be adversely impacted. The inability to recover affiliated coal costs and, if necessary, any future cost of mine closure, including the investment in and cost to maintain the facilities shutdown, leased asset buy-outs, employee benefit costs and required reclamation costs, through the rate-making process or through the disposition of assets could have a material adverse effect on results of operations and financial condition.

  Reference is made to Construction and Financing Program-PFBC Projects-Tidd Plant for information concerning the recovery through rates of certain Tidd Plant project costs.

  Reference is made to the caption Environmental and Other Matters--CAAA-AEP System Compliance Plan for information regarding the AEP System's plan to comply with the Clean Air Act Amendments of 1990.

FUEL SUPPLY

  The following table shows the sources of power generated by the AEP System:

                                                             1990 1991 1992 1993
                                                             ---- ---- ---- ----
     Coal................................................... 90%  86%  93%  86%
     Nuclear................................................  9%  13%   6%  13%
     Hydroelectric and other................................  1%   1%   1%   1%

Variations in the generation of nuclear power are primarily related to refueling outages and, in 1992, a forced outage at Cook Plant Unit 2. See Cook Nuclear Plant.

 Coal

  The Clean Air Act Amendments of 1990 provide for the issuance of annual allowance allocations covering sulfur dioxide emissions at levels below historic emission levels for many coal-fired generating units of the AEP System. Phase I of this program must be met by 1995 and Phase II must be met by 2000, with both phases requiring significant changes in coal supplies and suppliers. The full extent of such changes, particularly in regard to Phase II, however, has not been determined. See Environmental and Other Matters--Air Pollution Control--CAAA-AEP System Compliance Plan for the current compliance plan.

  In order to meet emission standards for existing and new emission sources, the AEP System companies will, in any event, have to obtain coal supplies, in addition to coal reserves now owned by System companies, through the acquisition of additional coal reserves and/or by entering into additional supply agreements, either on a long-term or spot basis, at prices and upon terms which cannot now be predicted.

  No representation is made that any of the coal rights owned or controlled by the System will, in future years, produce for the System any major portion of the overall coal supply needed for consumption at the coal-fired generating units of the System. Although AEP believes that in the long run it will be able to secure coal of adequate quality and in adequate quantities to enable existing and new units to comply with emission standards applicable to such sources, no assurance can be given that coal of such quality and quantity will in fact be available. No assurance can be given either that statutes or regulations limiting emissions from existing and new sources will not be further revised in future years to specify lower sulfur contents than now in effect or other restrictions. See Environmental and Other Matters herein.

  The FERC has adopted regulations relating, among other things, to the circumstances under which, in the event of fuel emergencies or shortages, it might order electric utilities to generate and transmit electric energy to other regions or systems experiencing fuel shortages, and to rate-making principles by which such electric utilities would be compensated. In addition, the Federal Government is authorized, under prescribed conditions, to allocate coal and to require the transportation thereof, for the use of power plants or major fuel-burning installations. What regulatory actions, if any, may result from the foregoing, or from further legislative actions relating to a national energy crisis cannot be predicted, but such actions could adversely affect the revenues, operations and properties of AEP.

  System companies have developed programs to conserve coal supplies at System plants which involve, on a progressive basis, limitations on sales of power and energy to neighboring utilities, appeals to customers for voluntary limitations of electric usage to essential needs, curtailment of sales to certain industrial customers, voltage reductions and, finally, mandatory reductions in cases where current coal supplies fall below minimum levels. Such programs have been filed and reviewed with officials of Federal and state agencies and, in some cases, the state regulatory agency has prescribed actions to be taken under specified circumstances by System companies, subject to the jurisdiction of such agencies.

  The mining of coal reserves is subject to Federal requirements with respect to the development and operation of coal mines, and to state and Federal regulations relating to land reclamation and environmental protection, including Federal strip mining legislation enacted in August 1977. Continual evaluation and study is given to possible closure of existing coal mines and divestiture or acquisition of coal properties in light of Federal and state environmental and mining laws and regulations which may affect the System's need for or ability to mine such coal.

  Western coal purchased by System companies is transported by rail to a terminal on the Ohio River for transloading to barges for delivery to generating stations on the river. Subsidiaries of AEP lease approximately 3,200 coal hopper cars to be used in unit train movements, as well as 17 towboats, 295 jumbo barges and 198 standard barges. Subsidiaries of AEP also own or lease coal transfer facilities at various locations on the river.

  The System generating companies procure coal from coal reserves which are owned or mined by subsidiaries of AEP, and through purchases pursuant to long-term contracts, or on a spot purchase basis, from unaffiliated producers. The following table shows the amount of coal delivered to the AEP System during the past five years, the proportion of such coal which was obtained either from coal-mining subsidiaries, from unaffiliated suppliers under long-term contracts or through spot or short-term purchases, and the average delivered price of spot coal purchased by System companies:

                                         1989     1990    1991    1992    1993
                                         ------  ------  ------  ------  ------
Total coal delivered to
   AEP operated plants (thousands of
   tons)...............................  45,025  52,087  45,232  44,738  40,561
Sources (percentage):
   Subsidiaries........................      25%     25%     28%     25%     20%
  Long-term contracts..................      56%     58%     62%     65%     66%
  Spot or short-term purchases.........      19%     17%     10%     10%     14%
Average price per ton of spot-purchased
 coal..................................  $25.17  $26.75  $25.40  $23.88  $23.55

  The average cost of coal consumed during the past five years by all AEP System companies, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo is shown in the following tables:

                                              1989    1990   1991   1992   1993
                                              ------ ------ ------ ------ ------
                                                       DOLLARS PER TON
AEP System Companies......................... $37.05 $35.23 $35.16 $34.31 $33.57
AEGCo........................................  24.33  21.05  20.65  20.11  17.74
APCo.........................................  39.52  39.77  41.99  43.00  42.65
CSPCo........................................  35.50  37.01  35.18  33.87  33.87
I&M..........................................  32.14  27.18  25.57  24.23  23.80
KEPCo........................................  29.03  30.71  31.38  30.24  27.08
OPCo.........................................  40.04  40.13  40.18  38.36  38.12

                                          1989    1990    1991    1992    1993
                                         ------  ------  ------  ------  ------
                                              CENTS PER MILLION BTU'S
AEP System Companies.................... 162.44c 158.10c 158.88c 154.41c 150.89c
AEGCo................................... 149.75  126.21  123.33  120.90  107.71
APCo.................................... 160.27  160.94  169.48  173.05  173.32
CSPCo................................... 153.77  159.83  152.55  143.94  143.66
I&M..................................... 162.67  143.43  139.16  135.11  129.39
KEPCo................................... 122.92  129.72  132.25  126.92  113.90
OPCo.................................... 172.25  171.10  171.65  163.89  161.25

  The coal supplies at AEP System plants vary from time to time depending on various factors, including customers' usage of electric energy, space limitations, the rate of consumption at particular plants, labor unrest and weather conditions which may interrupt deliveries. At December 31, 1993, the System's coal inventory was approximately 58 days of normal System usage. This estimate assumes that the total supply would be utilized by increasing or decreasing generation at particular plants.

  The following tabulation shows the total consumption during 1993 of the coal-fired generating units of AEP's principal operating subsidiaries, coal requirements of these units over the remainder of their useful lives and the average sulfur content of coal delivered in 1993 to these units. Reference is made to Environmental and Other Matters for information concerning current emissions limitations in the AEP System's various jurisdictions and the effects of the Clean Air Act Amendments.


                                                                                AVERAGE SULFUR CONTENT
                                                    ESTIMATED REQUIREMENTS         OF DELIVERED COAL
                            TOTAL CONSUMPTION          FOR REMAINDER OF      -----------------------------
                                DURING 1993              USEFUL LIVES                    POUNDS OF SO/2/
                          (IN THOUSANDS OF TONS)   (IN MILLIONS OF TONS)(A)  BY WEIGHT   PER MILLION BTU'S
                         ------------------------ -------------------------- ---------- ------------------
AEGCo (b)...............           5,077                     220                0.3%           0.7
APCo....................           8,339                     321                0.7%           1.1
CSPCo (c)...............           5,406                     182                3.2%           5.4
I&M (d).................           6,572                     255                0.7%           1.6
KEPCo...................           2,292                      73                1.1%           1.9
OPCo....................          17,419                     538                2.8%           4.8

- --------
(a)Preliminary estimates of the effects of the Clean Air Act Amendments of 1990 are included.
(b)Reflects AEGCo's 50% interest in the Rockport Plant.
(c)Includes coal requirements for CSPCo's interest in Beckjord, Stuart and Zimmer Plants.
(d)Includes I&M's 50% interest in the Rockport Plant.

  AEGCo: See Fuel Supply--I&M for a discussion of the coal supply for the Rockport Plant.

  APCo: APCo, or its subsidiaries formerly engaged in coal mining, control coal reserves in the State of West Virginia which contain approximately 42,000,000 tons of clean recoverable coal, ranging in sulfur content between 1.0% and 3.5% sulfur by weight (weighted average, 2.6% sulfur by weight).

  Substantially all of the coal consumed at APCo's generating plants is obtained from unaffiliated suppliers under long-term contracts or on a spot purchase basis.

  The average sulfur content by weight of the coal received by APCo at its generating stations approximated 0.7% during 1993, whereas the maximum sulfur content permitted, for emission standard purposes, for existing plants in the regions in which APCo's generating stations are located ranged between 0.78% and 2% by weight depending in some circumstances on the calorific value of the coal which can be obtained for some generating stations.

  CSPCo: CSPCo owns an undivided one-half interest in 24,000,000 tons of clean recoverable deep-mineable coal in the State of Ohio which is located in the vicinity of its decommissioned Poston Plant and has an average sulfur content of 2.4% by weight. Peabody Coal Company (Peabody), which owns the remaining one-half interest, has the right to mine and sell all of the jointly owned coal to any party on terms negotiated by Peabody. CSPCo has an option and right of first refusal (exercisable within a specified period after tender by Peabody) which will permit it to purchase this coal on the same terms as those of any contract which Peabody may negotiate with a third party. In the event that CSPCo does not exercise such right, it is entitled to receive a royalty on the coal from this reserve which Peabody sells to others. However, in such a case, this coal will not be available for CSPCo's use.

  CSPCo also owns coal reserves in eastern and southeastern Ohio which contain approximately 46,000,000 tons of clean recoverable coal with a sulfur content of approximately 4.5% sulfur by weight and reserves that contain approximately 10,000,000 tons of clean recoverable coal with a sulfur content of approximately 2.4% sulfur by weight.

  CSPCo has entered into a coal supply agreement with an unaffiliated supplier for the delivery of 1,600,000 tons of coal per year from 1992 through March 2011. Such coal contains approximately 5% sulfur by weight and is washed to improve its quality and consistency for use principally at Units 1 through 4 of the Conesville Plant.

  CSPCo has been informed by CG&E and DP&L that, with respect to the CCD Group units partly owned but not operated by CSPCo, sufficient coal has been contracted for or is believed to be available for the approximate lives of the respective units operated by them. Under the terms of the operating agreements with respect to CCD Group units, each operating company is contractually responsible for obtaining the needed fuel.

  I&M: I&M has acquired surface ownership interest in lands in Wyoming which, it is estimated, are underlaid by approximately 730,000,000 tons of clean recoverable coal with an average sulfur content by weight of approximately 0.5%. Federal and state coal leases which would provide the rights and authorization to extract this coal have not been obtained. I&M is attempting to sell its interest in these lands.

  I&M has entered into coal supply agreements with unaffiliated suppliers pursuant to which the suppliers are delivering low sulfur coal from surface mines in Wyoming principally for consumption by the Rockport Plant. Under these agreements, the suppliers will sell to I&M, for consumption by I&M at the Rockport Plant or consignment to other System companies, approximately 175,000,000 tons of coal with an average sulfur content not exceeding 1.2 pounds of sulfur dioxide per million Btu's of heat input. A contract for 100,000,000 tons expires on December 31, 2014 and a contract for 75,000,000 tons expires on December 31, 2004.

  I&M or its subsidiaries own or control coal reserves in Carbon County, Utah which are estimated to contain 227,000,000 tons of clean recoverable coal with an average sulfur content by weight of approximately 0.5% sulfur. In 1986, I&M and its two subsidiaries signed agreements under which certain of such coal rights, land, and related mining and preparation equipment and facilities were leased or subleased on a long-term basis to unaffiliated interests. In 1993, the remainder of those land and coal rights containing approximately 108,000,000 tons of clean recoverable coal were leased on a long-term basis to unaffiliated interests. Mining operations in Carbon County formerly conducted by I&M were suspended in 1984.

  KEPCo: Substantially all of the coal consumed at KEPCo's Big Sandy Plant is obtained from unaffiliated suppliers under long-term contracts or on a spot purchase basis. KEPCo has entered into coal supply agreements with unaffiliated suppliers pursuant to which KEPCo will receive approximately 2,211,000 tons of coal in 1994. To the extent that KEPCo has additional coal requirements, it may purchase coal from the spot market and/or suppliers under contract to supply other System companies.

  OPCo: OPCo and certain of its coal-mining subsidiaries own or control coal reserves in the State of Ohio which contain approximately 234,000,000 tons of clean recoverable coal, which ranges in sulfur content between 3.4% and 4.5% sulfur by weight (weighted average, 3.8%), which can be recovered based upon existing mining plans and projections and employing current mining practices and techniques. OPCo and certain of its mining subsidiaries own an additional 113,000,000 tons of clean recoverable coal in Ohio which ranges in sulfur content between 2.4% and 3.4% sulfur by weight (weighted average 2.7%). Recovery of this coal would require substantial development.

  OPCo and certain of its coal-mining subsidiaries also own or control coal reserves in the State of West Virginia which contain approximately 108,000,000 tons of clean recoverable coal ranging in sulfur content between 1.4% and 3.3% sulfur by weight (weighted average, 2.1%) of which approximately 31,000,000 tons can be recovered based upon existing mining plans and projections and employing current mining practices and techniques.

  On July 1, 1992, a coal-mining subsidiary of OPCo sold its Martinka mining operations and most of its related coal reserves to an unaffiliated company for approximately $139,000,000 and the assumption of certain future liabilities. Concurrently OPCo entered into a 20-year agreement with an affiliate of the buyer of the Martinka mine to purchase up to 2,500,000 tons of low sulfur coal annually, including coal that will enable OPCo to comply with the Clean Air Act Amendments. The Martinka sale did not have a significant impact on results of operations and financial condition. The Martinka mining operation represented approximately 20% of affiliated coal deliveries to OPCo.

 Nuclear

  I&M has made commitments to meet certain of the nuclear fuel requirements of the Cook Plant. The nuclear fuel cycle consists of the mining and milling of uranium ore to uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride; the enrichment of uranium hexafluoride; the fabrication of fuel assemblies; the utilization of nuclear fuel in the reactor; and the reprocessing or other disposition of spent fuel. Steps currently are being taken, based upon the planned fuel cycles for the Cook Plant, to review and evaluate I&M's requirements for the supply of nuclear fuel beyond the existing contractual commitments shown in the following table. I&M has made and will make purchases of uranium in various forms in the spot market until it decides that deliveries under long-term supply contracts are warranted. The following table shows the year through which contracts have been entered into to provide the requirements of the units for the various segments of the nuclear fuel cycle.

                            URANIUM
                          CONCENTRATES  CONVERSION  ENRICHMENT (1)  FABRICATION  REPROCESSING (2)
                         -------------- ----------- --------------- ------------ ----------------
Unit 1..................       --            --          2000           1998            --
Unit 2..................       --            --          2000           1998            --

- --------
(1) I&M has a requirements-type contract with DOE. I&M has partially terminated the contract, subject to revocation of the termination, so that it may procure enrichment services cost-effectively from the spot market. I&M also has a contract with Cogema, Inc. for the supply of enrichment services through 1995, depending on market conditions.
(2) No reprocessing facility in the United States currently is in operation. I&M has contracted for reprocessing services at a facility on which construction has been halted. Lack of reprocessing services has resulted in the need to increase on-site storage capacity for spent fuel.

  For purposes of the storage of high-level radioactive waste in the form of spent nuclear fuel, I&M has completed modifications to its spent nuclear fuel storage pool to permit normal operations through 2010.

  I&M's costs of nuclear fuel consumed do not assume any residual or salvage value for residual plutonium and uranium.

 Nuclear Waste

  The Nuclear Waste Policy Act of 1982, as amended, establishes Federal responsibility for the permanent off-site disposal of spent nuclear fuel and high-level radioactive waste. Disposal costs are paid by fees assessed against owners of nuclear plants and deposited into the Nuclear Waste Fund created by the Act. In 1983 I&M entered into a contract with DOE for the disposal of spent nuclear fuel. Under terms of the contract, for the disposal of nuclear fuel consumed after April 6, 1983 by I&M's Cook Plant, I&M is paying to the fund a fee of one mill per kilowatt-hour, which I&M is currently recovering from customers. For the disposal of nuclear fuel consumed prior to April 7, 1983, I&M must pay the U.S. Treasury a fee estimated at approximately $71,964,000, exclusive of interest of $75,845,000 at December 31, 1993. I&M deferred this amount plus accrued interest on its balance sheet pending recovery through the rate-making process. I&M has received regulatory approval for the recovery of this amount and is reducing the amount deferred as it is being recovered. Because of the current uncertainties surrounding DOE's program to provide for permanent disposal of spent nuclear fuel, I&M has not yet commenced paying this fee. At December 31, 1993, funds collected from customers to dispose of spent nuclear fuel and related earnings totaled $133,000,000.

  I&M has received regulatory approval from all of its jurisdictions to recover an approved level of decommissioning costs in revenues which amounted to $13,000,000 in 1993, $12,000,000 in 1992 and $11,000,000 in 1991. An aggregate amount of $170,000,000 had been set aside by I&M for nuclear decommissioning at December 31, 1993. The recoveries were approved by I&M's state regulatory commissions after the commissions reviewed studies by an independent consulting firm employed by I&M (FERC recovery is based on an earlier study). The most recent study estimates, based on changed conditions (related to delays in DOE's program for disposal of spent nuclear fuel and other factors), that the cost of post-shutdown fuel storage and decommissioning at the Cook Plant is in the range of $588,000,000 to $1.102 billion in 1991 dollars for the cases studied. The substantial increase is primarily due to the possible need to store spent nuclear fuel at the plant site for an extended time after the plant ceases operation, delaying the commencement of dismantling activities. Variables in the length of time spent nuclear fuel must be stored at the plant subsequent to ceasing operations, which is dependent on future developments in DOE's program for disposal of spent nuclear fuel, have widened the range of the estimate. I&M will continue to reevaluate periodically the cost of decommissioning and to seek regulatory approval to revise its rates as necessary.

  Funds recovered through the rate-making process for disposal of spent nuclear fuel consumed prior to April 7, 1983 and for nuclear decommissioning have been segregated and deposited in external funds for the future payment of such costs.

  The ultimate cost of radiological decommissioning may be materially different from the amounts derived from the estimates contained in the site-specific study as a result of (a) the type of decommissioning plan selected, (b) the escalation of various cost elements (including, but not limited to, general inflation), (c) the further development of regulatory requirements governing decommissioning, (d) limited experience to date in decommissioning such facilities and (e) the technology available at the time of decommissioning differing significantly from that assumed in these studies. Accordingly, management is unable to provide assurance that the ultimate cost of decommissioning the Cook Plant will not be significantly greater than current projections.

  In recent years, costs associated with nuclear plants have increased and become less predictable, in large part due to changing regulatory requirements. Nuclear industry-wide and Cook Plant initiatives have contributed to slowing the growth of operating and maintenance costs. However, the ability of I&M to obtain adequate and timely recovery of costs associated with the Cook Plant, including replacement power and retirement costs, has become more uncertain.

  The Low-Level Waste Policy Act of 1980 (LLWPA) mandates that the responsibility for the disposal of low-level waste rests with the individual states. Low-level radioactive waste consists largely of ordinary trash and other items that have come in contact with radioactive materials. To facilitate this approach, the LLWPA authorized states to enter into regional compacts for low-level waste disposal subject to Congressional approval. The LLWPA also specified that, beginning in 1986, approved compacts may prohibit the importation of low-level waste from other regions, thereby providing a strong incentive for states to enter into compacts. As 1986 approached it became apparent that no new disposal facilities would be operational, and enforcement of the LLWPA would leave no disposal capacity for the majority of the low-level waste generated in the United States. Congress, therefore, passed the Low-Level Waste Policy Amendments Act of 1985 in conjunction with approval of seven regional compacts, including the Midwest Compact which governed the region in which the Cook Plant is located.

  In 1990, Nevada, South Carolina and Washington, the three states with operating disposal sites, determined that Michigan was out of compliance with milestones established by the LLWPA which were designed to force development of new disposal sites by the end of 1992. Failure of a state or compact region to have met a milestone could result in denial of access to operating sites for waste generators within the state. Since November 1990, the Cook Plant has been denied access to these operating sites. The Cook Plant's low-level radioactive waste is currently being stored on-site. I&M has completed construction of an on-site radioactive material storage facility at the Cook Plant for temporary preshipment storage of the plant's low-level radioactive waste. The facility can hold as much low-level waste as the Cook Plant is expected to produce through approximately 2001, and the building could be expanded to accommodate the storage of such waste through approximately 2017. Currently, the Cook Plant produces about 7,000 cubic feet of low-level waste annually.

  Management is unable to predict when a permanent disposal site for Michigan low-level waste will be available.

 Energy Policy Act--Nuclear Fees

  The Energy Policy Act of 1992 (Energy Act), contains a provision to fund the decommissioning and decontamination of DOE's existing uranium enrichment facilities from a combination of sources including assessments against electric utilities which purchased enrichment services from DOE facilities. I&M's assessment is estimated to be approximately $58,320,000 subject to inflation adjustments and is payable in annual assessments over 15 years commencing in 1993. I&M recorded a provision as a regulatory asset concurrent with the recording of the liability. The first year estimated assessment has been recorded as fuel expense and, under the provisions of the Energy Act, the expense is being recovered in I&M's fuel rate adjustment proceedings.

ENVIRONMENTAL AND OTHER MATTERS

  AEP's subsidiaries are subject to regulation by Federal, state and local authorities with regard to air- and water-quality control and other environmental matters, and are subject to zoning and other regulation by local authorities.

  It is expected that costs related to environmental requirements will eventually be reflected in the rates of AEP's operating subsidiaries and that, in the long term, AEP's operating subsidiaries will be able to provide for such environmental controls as are required. However, some customers may curtail or cease operations as a consequence of higher energy costs. There can be no assurance that all such costs will be recovered.

  Except as noted herein, AEP's subsidiaries which own or operate generating facilities generally are in compliance with pollution control laws and regulations.

 Air Pollution Control

  Clean Air Act Amendments of 1990: For the AEP System, compliance with the Clean Air Act Amendments of 1990 (CAAA) is expected to require substantial expenditures for which management intends to seek recovery through increases in the rates of AEP's operating subsidiaries. OPCo is expected to incur a major portion of such costs. There can be no assurance that all such costs will be recovered. See Construction and Financing Program--Construction Expenditures.

  The CAAA creates an emission allowance program pursuant to which utilities are authorized to emit a designated quantity of sulfur dioxide, measured in tons per year, on a system wide or aggregate basis. A utility or utility system will be deemed to operate in compliance with the legislation if its aggregate annual emissions do not exceed the total number of allowances that are allocated to the utility or utility system by the Federal government and net acquisitions through purchases. Effective January 1, 2000, the legislation establishes a maximum national aggregate ceiling on allowances allocated to fossil fuel-fired units larger than 25 MW. The allowance cap is set at 8.95 million tons.

  Emission reductions are required by virtue of the establishment of annual allowance allocations at a level below historical emission levels for many utility units. For units that emitted sulfur dioxide above a rate of 2.5 pounds per million Btu heat input in 1985, the CAAA establishes sulfur dioxide allowance limitations (caps or ceilings on emissions) premised upon sulfur dioxide emissions at a rate of 2.5 pounds as of the Phase I deadline of January 1, 1995. The following AEP System plants are Phase I-affected units: I&M's Breed Plant and Tanners Creek Unit 4; CSPCo's Beckjord Unit 6, Conesville Units 1-4 and Picway Unit 5; OPCo's Gavin Units 1-2, Muskingum River Units 1-5, Cardinal Unit 1, Mitchell Units 1-2 and Kammer Units 1-3.
In the aggregate, these Phase I-affected units must annually limit emissions to no more than Phase I allowances held beginning in 1995. Phase I-affected units which are retrofitted with flue-gas desulfurization equipment (scrubbers) with a removal efficiency of 90% or greater prior to January 1, 1997 may be allocated a sufficient number of reserve allowances to provide a two-year extension to comply with Phase I allowance limitations.

  On January 11, 1993, Federal EPA published final regulations in the Federal Register which cover the Acid Rain Permit Program, Allowance System, Continuous Emission Monitoring, Excess Emissions Penalties and Offset Plans and Appeal Procedures. These regulations included allocation of allowances for Phase I sources. On March 12, 1993, several environmental groups, the State of New York and a number of utilities (including APCo, CSPCo, I&M, KEPCo and OPCo) filed petitions in the United States Court of Appeals for the District of Columbia Circuit seeking a review of the regulations. Oral argument has been scheduled.

  Phase I permit applications and compliance plans were filed for all Phase I-affected units in the AEP System and Phase I permits have been issued for Gavin, Muskingum River, Kammer and Breed plants. Proposed permits were issued for Cardinal, Tidd, Mitchell, Conesville and Picway plants and for Amos Units 1 and 2, Big Sandy Unit 2, Glen Lyn Unit 6, Rockport Unit 1 and Tanners Creek Unit 4. Pursuant to regulations promulgated by Federal EPA under Title IV of the CAAA, Phase II affected units may be designated as substitution units in Acid Rain Permit compliance plans. A Phase II substitution unit achieving the applicable Phase I NOx emission limit in 1995 is exempt from any more stringent Phase II NOx emission limits. Phase II units designated as substitution units in AEP system compliance plans included Amos Units 1 and 2, Glen Lyn Unit 6, Rockport Unit 1, Big Sandy Unit 2 and Tidd. Federal EPA is proposing to approve substitution plans for certain of these units for the year 1995 only. For the years 1996-1999, action would be taken based upon regulations then in effect.

  On September 10, 1993, APCo, CSPCo, I&M, KEPCo and OPCo and a group of unaffiliated utilities filed a petition in the U.S. Court of Appeals for the District of Columbia Circuit seeking a review of the determination by Federal EPA that it had authority to defer action on acid rain compliance plans. Federal EPA has filed a motion to dismiss the appeal. On November 18, 1993, Federal EPA published proposed rule revisions governing substitution and reduced utilization plans which are generally more restrictive than those currently in effect and would apply to Phase I substitution and compensating unit plans for the years 1996-1999.

  OPCo has filed an Early Ranking Application with Federal EPA for Gavin Units 1 and 2 seeking issuance of extension reserve allowances for both units based on installation of scrubbers. Because of expected oversubscription of these allowances, OPCo and other unaffiliated utilities formed an emission allowance pool to assure receipt of a portion of the allowances. In March 1993, Federal EPA conducted a lottery to determine order of receipt of the allowances. OPCo's application for Gavin Plant received a full allotment of the requested allowances. Based on participation in the emission allowance pool, OPCo will receive approximately 88% of the total allowances it requested.

  All fossil fuel-fired generating units with capacity greater than 25 MW are affected in Phase II of the acid rain control program. All Phase II-affected units are allocated allowances with which compliance must be accomplished no later than January 1, 2000. The basis for Phase II allowance allocation depends on 1985 sulfur dioxide emission rates--if a unit emitted sulfur dioxide in 1985 at a rate in excess of 1.2 pounds per million Btu heat input, the allowance allocation is premised upon an emission rate of 1.2 pounds as of the Phase II deadline of January 1, 2000; if a unit emitted sulfur dioxide in 1985 at a rate of less than 1.2 pounds, the allowance allocation is in most instances premised upon the actual 1985 emission rate.

  The CAAA contemplates four general methods of compliance: (i) fuel switching; (ii) technological methods of control such as scrubbers; (iii) capacity utilization adjustments; and (iv) acquisition of allowances to cover anticipated emissions levels. The AEP System permit application and compliance plan filings reflect, to some extent, each method of compliance.

  The acid rain title also contains provisions concerning nitrogen oxides emissions. On March 1, 1994, the Federal EPA Administrator signed final regulations governing nitrogen oxides emissions from tangentially fired and dry bottom wall-fired boilers at Phase I units. For tangentially fired boilers and dry bottom wall-fired boilers (other than units applying cell burner technology), the proposed emission limitations are 0.45 pounds nitrogen oxides per million Btu heat input and 0.50 pounds nitrogen oxides per million Btu heat input, respectively, and must be achieved no later than January 1, 1995. The five AEP System units which are subject to the January 1, 1995 Phase I deadline are OPCo's Mitchell Units 1-2 and CSPCo's Conesville Units 3 and 4 and Picway Unit 5. With the exception of Conesville Unit 4 for which no retrofit controls are deemed necessary to achieve Phase I NOx emission limitations, the above units will be retrofitted to achieve these limits. Capital expenditures for these activities are included as a component of the cost of compliance with all Phase I requirements applicable to these units.

  For wet bottom wall-fired boilers, cyclone boilers, units applying cell burner technology and all other types of boilers, emission limitations comparable in cost to the controls applicable to tangentially fired boilers and non-cell burner dry bottom wall-fired boilers are to be adopted no later than January 1, 1997. The 1997 nitrogen oxides emission limitations are required to be met by Phase II-affected sources as of January 1, 2000.

  The CAAA contains additional provisions, other than the acid rain title, which could require reductions in emissions of nitrogen oxides from fossil fuel-fired power plants. Title I, dealing generally with nonattainment of ambient air quality standards, establishes a tiered system for classifying degrees of nonattainment with air quality standards for ozone and mandates that Federal EPA in cooperation with the states issue, within 240 days of enactment, ozone "attainment" or "nonattainment" designations for airsheds throughout the country. Depending upon the severity of nonattainment within a given nonattainment area, reductions in nitrogen oxides emissions from fossil fuel-fired power plants may be required as part of a state's plan for achieving attainment with ozone air quality standards. The deadlines for submission of new state plans and the accomplishment of mandated emission reductions, as well as the nature of stationary source nitrogen oxides control requirements, also depend upon the severity of a given airshed's nonattainment. While ozone nonattainment is largely restricted to urban areas, several AEP System generating stations could be determined to be affecting ozone concentrations and may therefore eventually be required to reduce nitrogen oxides emissions pursuant to Title I. Plants currently located in areas being evaluated for imposition of additional emission controls include Zimmer and Beckjord Unit 6 (both partially owned by CSPCo), I&M's Tanners Creek Plant, KEPCo's Big Sandy Plant, OPCo's Gavin Plant and APCo's Amos, Sporn, Kanawha River and Mountaineer plants. On February 25, 1994, the West Virginia Department of Environmental Protection issued a Consent Order for APCo's Amos Units 1 and 2, requiring reductions in nitrogen oxides emissions from these units after June 1, 1995. The reduction in nitrogen oxides emissions will be less than that required under Title IV of the CAAA but will be required at an earlier time.

  Utility boilers are potentially subject to additional control requirements under Title III of the CAAA governing hazardous air pollutant emissions. Federal EPA is directed to conduct studies concerning the potential public health impacts of pollutants identified by the legislation as hazardous in connection with their emission from electric utility steam generating units. Federal EPA was required to report the results of this study to Congress by November 1993 and is required to regulate emission of these pollutants from electric utility steam generating units if it is determined that such regulation is necessary and appropriate, based on the results of the study. Federal EPA has informed Congress that completion of this study will be delayed significantly beyond the November 1993 deadline. Additionally, Federal EPA is directed to study the deposition of hazardous pollutants to the Great Lakes, the Chesapeake Bay, Lake Champlain and other coastal waters. As part of this assessment, Federal EPA is authorized to adopt regulations by November 1995 to prevent serious adverse effects to public health and serious or widespread environmental effects. It is possible that emissions from electric utility generating units may be regulated under this water body deposition assessment program.

  The CAAA expands the enforcement authority of the Federal government by increasing the range of civil and criminal penalties for violations of the Clean Air Act and enhancing administrative civil provisions, adding a citizens suit provision and imposing a national operating permit system, emission fee program and enhanced monitoring, record keeping and reporting requirements for existing and new sources.

  CAAA-AEP System Compliance Plan: Management reviewed the provisions of the CAAA and evaluated various compliance strategies on a systemwide basis. The selection of any compliance alternatives for the AEP System's generating plants was dependent on the method of compliance selected for OPCo's Gavin Plant, one of the AEP System's largest plants (2,600 mw) which emits about 25 percent of the System's total sulfur dioxide emissions and about 44 percent of emissions from OPCo's plants in Ohio. Alternatives considered for the Gavin Plant were switching to low-sulfur coal which would come from mines outside Ohio or installation of scrubbers which would allow the continued burning of high-sulfur coal.

  A systemwide Phase I CAAA compliance report was filed with the PUCO in 1991 comparing preliminary estimates of revenue requirements for the two compliance alternatives at Gavin. Although the preliminary compliance report showed lower projected AEP System revenue requirements for fuel switching rather than installing OPCo-owned scrubbers, the PUCO issued an order which strongly encouraged OPCo to keep both the fuel switching and scrubbing options open. OPCo continued to study the alternatives and in April 1992 filed a Phase I CAAA compliance plan.

  OPCo's compliance plan filing was made under an Ohio law enacted in 1991 that provides utilities with an opportunity to obtain advance PUCO approval of a compliance plan provided that, among other things, the PUCO determines that it represents a least-cost approach. Once approved by the PUCO, such plans are deemed prudent for subsequent PUCO rate proceedings. On November 25, 1992, the PUCO issued orders approving (i) OPCo's stipulation agreement with the PUCO staff and the Ohio Consumers' Counsel regarding the predetermined price of coal discussed below and in Rates and (ii) OPCo's compliance plan. The actual rate treatment of costs associated with the compliance plan will be determined in a future rate case. In March 1993, the Industrial Energy Consumers of OPCo (IEC) and The Sierra Club each appealed the PUCO orders regarding the stipulation agreement and compliance plan to the Supreme Court of Ohio. The IEC and Sierra Club seek to overturn the PUCO decisions. OPCo has participated in these proceedings.

  The compliance plan sets forth, as part of an AEP System least-cost strategy, compliance measures for the AEP System's affected generating units including the installation of scrubbers at the Gavin Plant. In order to lower the cost of compliance, the plan proposed to lease the scrubbers which are to be installed at the Gavin Plant early in 1995. The plan also provides for Gavin to burn Ohio high-sulfur coal supplied, in part, by OPCo's affiliated Meigs mine which will operate at reduced capacity and in part by new long-term contracts with unaffiliated sources and spot market purchases.

  Under the terms of the compliance plan, OPCo's Muskingum River Unit 5 will switch to low-sulfur coal by 1995 and Kammer Units 1-3 will switch to moderate sulfur coal. The PUCO also indicated that management should take steps to have Cardinal Unit 1 available for fuel switching for Phase I compliance. The PUCO is examining in OPCo's current fuel clause proceeding whether it would be a lower-cost alternative to fuel-switch Cardinal Unit 1 in Phase I rather than Phase II as specified in AEP's compliance plan. CSPCo's Conesville Units 1-3 will be modified to enable these units to burn coal or natural gas to comply. Actual fuel choice will depend on the cost and availability of gas. Although the compliance plan originally contemplated that CSPCo's Picway Unit 5 also would be modified to enable this unit to burn coal or natural gas to comply, this proposed modification has been indefinitely deferred. Beckjord Unit 6 (owned with CG&E and DP&L) will switch to moderate sulfur coal. Current plans call for I&M's Tanners Creek Unit 4 to switch to moderate sulfur coal and for retirement of I&M's Breed Plant in 1994. Eight additional units are subject to Phase I rules, but no operating or fuel changes are planned, because they will hold allowances sufficient for compliance.

  Since the approved plan reflects fuel switching to comply at OPCo's Muskingum River Plant and Cardinal Unit 1, mining operations at OPCo's other wholly-owned coal-mining subsidiaries, Central Ohio Coal Company and Windsor Coal Company, could be shut down. Central Ohio Coal Company and Windsor Coal Company supply coal to Muskingum River Plant and Cardinal Plant, respectively. The current plan for Central Ohio Coal Company provides for continuing at the current operating level until mid-1994, and then reducing to approximately a 50% operating level until 1999. The cost of affiliated mine shutdowns would be substantial. Shutdown costs for Central Ohio Coal Company and Windsor Coal Company include investments in the mines, leased asset buy-outs, reclamation and employee benefits and were estimated to be approximately $250,000,000 at December 31, 1993. Management expects to recover costs of compliance with the CAAA from ratepayers. Lack of recovery of the cost of CAAA compliance, including the lease cost of the Gavin scrubbers and the investment in and cost of closing affected affiliated mining operations, could materially adversely affect AEP's and OPCo's results of operations and financial condition.

  In August 1992 OPCo signed a stipulation agreement with the PUCO staff and the Ohio Consumers' Counsel which provides that, among other things, the recoverable cost of the Gavin scrubbers is not to exceed $815,000,000. The scrubbers are currently under construction. See Construction and Financing Program. Management expects that the cost of the scrubbers will be at least 10% less than this amount.

  In September 1992 OPCo entered into an agreement for the lease of scrubbers at the Gavin Plant with JMG Funding, Limited Partnership, an unaffiliated entity. Under the terms of the agreement for lease, OPCo, as agent for JMG, will build the scrubbers and upon completion, subject to certain conditions, will lease the scrubbers from JMG. The agreement for lease provides for JMG to pay the cost of construction. The lease will be accounted for as an operating lease. On December 9, 1993, the PUCO approved the terms of the lease agreement.

  With respect to the construction of the scrubbers at the Gavin Plant, OPCo has received a permit from the U.S. Army Corps of Engineers to conduct certain activities in the navigable waters and affecting wetlands. Other environmentally related permits have been received from state agencies or are being sought.

  Global Climate Change: Increasing concentrations of "greenhouse gases," including carbon dioxide (CO/2/), in the atmosphere have led to concerns about the potential for the earth's climate to change. As a result of the AEP System's historical practice of using low-cost indigenous coal supplies to produce electricity, AEP System power plants are significant sources of CO/2/ emissions. The proponents of the theory of global climate change maintain that the increasing concentrations of man-made greenhouse gases will cause some of the sun's energy that is normally radiated back into space to be trapped in the atmosphere and that, as a result, the global temperature will increase. Management is working to support further efforts to properly study the issue of global climate change to define the extent, if any, to which it poses a threat to the environment before new restrictions are imposed. Management is concerned that new laws may be passed or new regulations promulgated without sufficient scientific study and support.

  At the Earth Summit in Rio de Janeiro, Brazil in June 1992, over 150 nations, including the United States, signed a global climate change treaty. Each country that ratifies the treaty commits itself to a process of achieving the aim of reducing greenhouse gas emissions, including CO/2/, to their 1990 level by the year 2000. On October 7, 1992, the U.S. Senate ratified the treaty. The treaty goes into effect on March 21, 1994.

  In accordance with the obligations set forth in the global climate change treaty, on April 21, 1993, President Clinton committed the United States to reducing greenhouse gas emissions to 1990 levels by the year 2000. On October 19, 1993, the President unveiled the Administration's Climate Change Action Plan for meeting his emission reduction target. The plan emphasizes reductions in fossil fuel use, the largest source of CO/2/ emissions, primarily through reliance on voluntary energy efficiency programs and voluntary partnerships between the Federal government and U.S. industry. One such collaboration is between the electric utility industry and the U.S. Department of Energy. Known as the Utility Climate Challenge, this initiative is intended to identify voluntary, cost-effective measures to limit or offset future greenhouse gas emissions. Although AEP is participating in this effort, such actions will not be undertaken if they threaten the AEP System's economic competitiveness or if they are unacceptable to its regulators.

  Since the AEP System is a major emitter of carbon dioxide, its financial condition and results of operations could be materially adversely affected by the imposition of controls on carbon dioxide emissions if the compliance costs incurred are not fully recovered from ratepayers. In addition, any program to stabilize or reduce carbon dioxide emissions is expected to impose substantial costs on industry and society, and could seriously erode the economic base that AEP's operations serve.

  Ohio: On July 29, 1988, Federal EPA issued a notice of violation alleging that OPCo's Muskingum River Plant operated in violation of Ohio EPA's regulation governing visible emissions during 1987. At a November 1988 enforcement conference pursuant to Clean Air Act Section 113, OPCo representatives presented evidence to Federal EPA indicating that the notice of violation was not supported by factual evidence nor by law. Federal EPA has yet to take further action.

  On March 9, 1993, Federal EPA, Region V, issued a notice of violation alleging that Stuart Station (owned by CSPCo, CG&E and DP&L) was in violation of Ohio's State Implementation Plan rules relating to opacity. This notice of violation has been resolved without penalty.

  West Virginia: The West Virginia Air Pollution Control Commission promulgated sulfur dioxide limitations effective February 1978. Federal EPA has approved these regulations as they apply to APCo's and OPCo's plants, except for OPCo's Mitchell and Kammer Plants. The emission limitations for the Mitchell Plant have been approved by Federal EPA for primary ambient air quality (health-related) standards only. The West Virginia Air Pollution Control Commission is obliged to reanalyze sulfur dioxide emission limits for the Mitchell Plant with respect to secondary ambient air quality (welfare-related) standards. Because of the lengthy time and uncertainty associated with the stack height rulemaking and litigation discussed in detail below, it is not certain when Federal EPA will take dispositive action regarding the Mitchell and Kammer Plants.

  Stack Height Regulations: On June 27, 1985, Federal EPA issued stack height regulations pursuant to an order of the United States Court of Appeals for the District of Columbia Circuit. These regulations were appealed by a number of states, environmental groups and investor-owned electric utilities (including APCo, CSPCo, I&M, KEPCo and OPCo), along with three electric utility trade associations. OPCo also filed a separate petition for review to raise issues unique to its Kammer Plant. Various petitions for reconsideration filed with and denied by Federal EPA were also appealed. This litigation was consolidated into a single case.

  On January 22, 1988, the U.S. Court of Appeals issued a decision in part upholding the June 1985 stack height rules and remanding certain of the June 1985 rules to Federal EPA for further consideration. With respect to Kammer Plant, the January 1988 court decision rejected OPCo's appeal, holding that Federal EPA acted lawfully in revoking stack height credit previously granted for Kammer Plant in October 1982. OPCo is in the process of initiating administrative proceedings under the 1985 stack height rules with the State of West Virginia and Federal EPA in an effort to preserve stack height credit for Kammer Plant. Federal EPA has yet to commence administrative proceedings to incorporate changes in the 1985 stack height rules as mandated by the January 1988 court decision.

  While it is not possible to state with particularity the ultimate impact of the final rules on AEP System operations, at present it appears that the most likely AEP System plants at which the final rules could possibly result in substantially more stringent emission limitations are CSPCo's Conesville Plant, AEGCo's and I&M's Rockport Plant, I&M's Tanners Creek Plant and OPCo's Gavin and Kammer plants. Gavin and Rockport plants were not affected by Federal EPA's stack height rules as issued in June 1985. However, the provision exempting these plants was remanded to Federal EPA in the January 1988 court decision. Accordingly, the ultimate impact of the stack height rules on Gavin and Rockport plants will not be known until Federal EPA completes administrative proceedings on remand and reissues final stack height rules. OPCo and AEGCo and I&M intend to participate in the remand rulemaking affecting Gavin and Rockport plants, respectively.

  State air pollution control agencies will be required to implement the stack height rules by revising emission limitations for sources subject to the rules and submitting such revisions to Federal EPA.

  On June 1, 1989, Ohio EPA adopted a rule concerning CSPCo's Conesville Plant in response to Federal EPA's stack height rules adopted in 1985. Under Federal EPA policy published in January 1988, emission reductions required by the stack height rules may be obtained at plants other than the plant directly affected by the rules, and thereafter credited to the directly affected plant. Under Ohio EPA's June 1 rule, the sulfur dioxide emission limitations for Conesville Units 5 and 6 remain at 1.2 pounds sulfur dioxide per million Btu heat input as long as the emission rate at CSPCo's retired Poston Units 1-4 remains at 0.0 pounds sulfur dioxide per million Btu heat input. Federal EPA has yet to take action concerning Ohio EPA's June 1 rule.

  Administrative Developments Regarding Sulfur Dioxide: Federal EPA, in the Federal Register dated April 26, 1988, issued a "provisional" decision that proposed to retain present national ambient air quality standards for sulfur dioxide and did not propose adoption of a new, more restrictive, short-term primary (health-related) standard. Federal EPA is expected to issue a final rule after its review of public comments filed in response to the proposed rule. In the context of this sulfur dioxide standard rulemaking, Federal EPA is considering a number of significant policy changes in the rules governing sulfur dioxide emissions. Principal among these possible regulatory changes is the adoption of a new, short-term primary national ambient air quality standard for sulfur dioxide. Adoption of any of these changes could require substantial reductions in sulfur dioxide emissions from the System's coal-fired generating plants which would entail substantial capital and operating costs.

  Life Extension: On July 21, 1992, Federal EPA published final regulations in the Federal Register governing application of new source rules to generating plant repairs and pollution control projects undertaken to comply with the Clean Air Act Amendments of 1990. Generally, the rule provides that plants undertaking pollution control projects will not trigger new source review requirements. The Natural Resource Defense Council and a group of utilities, including five AEP System companies, have filed petitions in the U.S. Court of Appeals for the District of Columbia Circuit seeking a review of the regulations.

 Water Pollution Control

  Under the Clean Water Act, effluent limitations requiring application of the best available technology economically achievable are to be applied, and those limitations require that no pollutants be discharged if Federal EPA finds elimination of such discharges is technologically and economically achievable.

  The Clean Water Act provides citizens with a cause of action to enforce compliance with its pollution control requirements. Since 1982, many such actions against NPDES permit holders have been filed. To date, no AEP System plants have been named in such actions.

  All System Plants are operating with NPDES permits. These will expire during the time period 1994-96, except for Breed Plant's permit which has expired, but for which a timely renewal application was filed. Under EPA's regulations, operation under an expired NPDES permit is authorized provided an application is filed at least 180 days prior to expiration. Renewal applications are being prepared or have been filed for renewal of NPDES permits which expire in 1994.

  The NPDES permits generally require that certain thermal impact study programs be undertaken. These studies have been completed for all System plants. Thermal variances are in effect for all plants with once-through cooling water, except for Conesville and Muskingum River Plants for which thermal variances expired on May 1, 1993. Requests for revised thermal variances for these two plants have been made but the permitting agency has not made a final determination on the requests. If thermal variances for these plants are not renewed, the plants could be required to reduce generation, particularly in late summer months.

  Certain mining operations conducted by System companies as discussed under Fuel Supply are also subject to Federal and state water pollution control requirements, which may entail substantial expenditures for control facilities, not included at present in the System's construction cost estimates set forth herein. See Item 3. Legal Proceedings--Meigs Mine with respect to litigation regarding certain discharges from OPCo's Meigs Mines.

  The Federal Water Quality Act of 1987 requires states to adopt stringent water quality standards for a large category of toxic pollutants and to identify specialized control measures for dischargers to waters where water quality standards are not being met. Implementation of these provisions could result in significant costs to the AEP System if biological monitoring requirements and water quality-based effluent limits are placed in NPDES permits.

 Hazardous Substances and Wastes

  Section 311 of the Clean Water Act imposes substantial penalties for spills of Federal EPA-listed hazardous substances into water and for failure to report such spills. The Comprehensive Environmental Response, Compensation, and Liability Act expanded the reporting requirements to cover the release of hazardous substances generally into the environment, including water, land and air. AEP's subsidiaries store and use some of these hazardous substances, including PCB's contained in certain capacitors and transformers, but the occurrence and ramifications of a spill or release of such substances cannot be predicted. The Comprehensive Environmental Response, Compensation, and Liability Act provides governmental agencies with the authority to require clean-up of hazardous waste sites and releases of hazardous substances into the environment. Since liability under this Act is strict and can be applied retroactively, AEP System companies which previously disposed of PCB-containing electrical equipment and other hazardous substances may be required to participate in remedial activities at such disposal sites should environmental problems result. AEP System companies are presently identified as parties responsible for clean-up at nine federal sites, including I&M at five sites, KEPCo at one site, OPCo at two sites and Wheeling Power Company at one site. I&M also has been named as a party responsible for clean-up at one state site. The companies' share of clean-up costs, however, is not expected to be significant. AEP System companies, including I&M and OPCo, also have been named as defendants in contribution lawsuits for two additional sites.

  In addition to handling hazardous substances, the System companies generate solid waste associated with the combustion of coal, the vast majority of which is fly ash, bottom ash and flue gas desulfurization wastes. These wastes presently are considered to be non-hazardous under RCRA and applicable state law and the wastes are treated and disposed in surface impoundments or landfills in accordance with state permits or authorization. As required by RCRA, EPA evaluated whether high volume coal combustion wastes (such as fly ash, bottom ash and flue gas desulfurization wastes) should be regulated as hazardous waste. In August, 1993 EPA issued a regulatory determination that such high volume coal combustion wastes should not be regulated as hazardous waste. For low volume coal combustion wastes, such as metal and boiler cleaning wastes, Federal EPA will gather additional information and make a regulatory determination by April 1998.

Until that time, these low volume wastes are provisionally excluded from regulation under the hazardous waste provisions of RCRA. All presently generated hazardous waste is being disposed of at permitted off-site facilities in compliance with applicable Federal and state laws and regulations. For System facilities which generate such wastes, System companies have filed the requisite notices and are complying with RCRA and applicable state regulations for generators. Nuclear waste produced at the Cook Plant is excluded from regulation under RCRA.

  Federal EPA's technical requirements for underground storage tanks containing petroleum will require retrofitting or replacement of an appreciable number of tanks. Compliance costs for tank replacement and site remediation have not been significant to date.

 Electric and Magnetic Fields (EMF)

  EMF is found everywhere there is electricity. Electric fields are created by the presence of electric charges. Magnetic fields are produced by the flow of those charges. This means that EMF is created by electricity flowing in transmission and distribution lines, or being used in household wiring and appliances.

  A number of studies in the past several years have examined the possibility of adverse health effects from EMF. While some of the epidemiological studies have indicated some association between exposure to EMF and health effects, the majority of studies have indicated no such association. The epidemiological studies that have received the most public attention reflect a weak correlation between surrogate or indirect estimates of EMF exposure and certain cancers. Studies using direct measurements of EMF exposure show no such association.

  In addition, the research has not shown any causal relationship between EMF exposure and cancer, or any other adverse health effects. Additional studies, which are intended to provide a better understanding of the subject, are continuing.

  Federal EPA is currently studying whether exposure to EMF is associated with cancer in humans. In 1990, Federal EPA issued a draft report on EMF, received interagency review and public comment, and is in the process of preparing its final report. A December 1992 brochure from Federal EPA, Questions And Answers About Electric And Magnetic Fields (EMFs), states at page 3, "The bottom line is that there is no established cause and effect relationship between EMF exposure and cancer or other disease."

  The Energy Policy Act of 1992 established a coordinated Federal EMF research program. The program funding is $65,000,000 over five years, half of which is to be provided by private parties including utilities. AEP has committed to contribute $446,571 over the five-year period.

  AEP's participation is a continuation of its efforts to support further research and to communicate with its customers about this issue. Its operating company subsidiaries provide their residential customers with information and field measurements on request, although there is no scientific basis for interpreting such measurements.

  A number of lawsuits based on EMF-related grounds have been filed in recent years against electric utilities. A suit was filed on May 23, 1990 against I&M involving claims that EMF from a 345 KV transmission line caused adverse health effects. No specific amount has been requested for damages in this case and no trial date has been set.

  Some states have enacted regulations to limit the strength of magnetic fields at the edge of transmission line rights-of-way. No state which the AEP System serves has done so. On March 22, 1993, The Ohio Power Siting Board issued its amended rules providing for additional consideration of the possible effects of EMF in the certification of electric transmission facilities. Under the amended EMF rules, persons seeking approval to build electric transmission lines would have to provide estimates of EMF from transmission lines under a variety of conditions. In addition, applicants would be required to address possible health effects and discuss the consideration of design alternatives with respect to EMF.

  In April 1993, the State of Indiana enacted a law which provides that the IURC shall determine, based on the preponderance of evidence in the scientific literature, whether rules are necessary to protect the public health from EMF. If the IURC determines that such rules are necessary, the IURC is required to adopt rules that reasonably protect the public health from EMF.

  Management cannot predict the ultimate impact of the question of EMF exposure and adverse health effects. If further research shows that EMF exposure contributes to increased risk of cancer or other health problems, or if the courts conclude that EMF exposure harms individuals and that utilities are liable for damages, or if states limit the strength of magnetic fields to such a level that the current electricity delivery system must be significantly changed, then the results of operation and financial condition of AEP and its operating subsidiaries could be materially adversely affected unless these costs can be recovered from rate payers.

RESEARCH AND DEVELOPMENT

  AEP and its subsidiaries are involved in a number of research projects which are directed towards developing more efficient methods of burning coal, reducing the contaminants resulting from combustion of coal, and improving the efficiency and reliability of power transmission and distribution, including load management. See Construction and Financing Program--PFBC Projects.

  AEP System operating companies have elected to join the Electric Power Research Institute (EPRI), a nonprofit organization that manages research and development on behalf of the U.S. electric utility industry. EPRI, founded in 1973, manages technical research and development programs for its members to improve power production, delivery and use. Approximately 700 utilities are members. EPRI has agreed to a membership program with AEP whereby dues will be phased in over four years. AEP's operating companies intend to seek recovery of these dues through rates, which recovery is anticipated to closely relate to each company's membership date.

  Total research and development expenditures by AEP and its subsidiaries were approximately $13,700,000 for the year ended December 31, 1993, $14,200,000 for the year ended December 31, 1992 and $15,100,000 for the year ended December 31, 1991 including $10,900,000, $11,700,000 and $11,900,000, respectively, for
Tidd Plant and related PFBC costs.

Item 2.PROPERTIES
- --------------------------------------------------------------------------------

  At December 31, 1993, subsidiaries of AEP owned (or leased where indicated) generating plants with the net power capabilities (winter rating) shown in the following table:

                                                                   NET
              OWNER,                                             KILOWATT
        PLANT TYPE AND NAME              LOCATION (NEAR)        CAPABILITY
       ---------------------             ----------------      -----------
AEP Generating Company:
Steam -- Coal-Fired:
  Rockport Plant (AEGCo share)       Rockport, Indiana          1,300,000(a)
                                                               ----------
Appalachian Power Company:
Steam -- Coal-Fired:
  John E. Amos, Units 1 & 2          St. Albans, West Virginia  1,600,000
  John E. Amos, Unit 3 (APCo share)  St. Albans, West Virginia    433,000(b)
  Clinch River                       Carbo, Virginia              705,000
  Glen Lyn                           Glen Lyn, Virginia           335,000
  Kanawha River                      Glasgow, West Virginia       400,000
  Mountaineer                        New Haven, West Virginia   1,300,000
  Philip Sporn, Units 1 & 3          New Haven, West Virginia     308,000
Hydroelectric -- Conventional:
  Buck                               Ivanhoe, Virginia             10,000
  Byllesby                           Byllesby, Virginia            20,000
  Claytor                            Radford, Virginia             76,000
  Leesville                          Leesville, Virginia           40,000
  Niagara                            Roanoke, Virginia              3,000
  Reusens                            Lynchburg, Virginia           12,000
Hydroelectric -- Pumped Storage:
  Smith Mountain                     Penhook, Virginia            565,000
                                                               ----------
                                                                5,807,000
                                                               ----------
Columbus Southern Power Company:
Steam -- Coal-Fired:
  Beckjord, Unit 6                   New Richmond, Ohio            53,000(c)
  Conesville, Units 1-3, 5 & 6       Coshocton, Ohio            1,165,000
  Conesville, Unit 4                 Coshocton, Ohio              339,000(c)
  Picway, Unit 5                     Columbus, Ohio               100,000
  Stuart, Units 1-4                  Aberdeen, Ohio               608,000(c)
  Zimmer                             Moscow, Ohio                 330,000(c)
                                                               ----------
                                                                2,595,000
                                                               ----------

                                                                   NET
              OWNER,                                             KILOWATT
        PLANT TYPE AND NAME              LOCATION (NEAR)        CAPABILITY
       ---------------------             ----------------      -----------
Indiana Michigan Power Company:
Steam -- Coal-Fired:
  Breed                              Sullivan, Indiana            325,000(d)
  Rockport Plant (I&M share)         Rockport, Indiana          1,300,000(a)
  Tanners Creek                      Lawrenceburg, Indiana        995,000
Steam -- Nuclear:
  Donald C. Cook                     Bridgman, Michigan         2,110,000
Gas Turbine:
  Fourth Street                      Fort Wayne, Indiana           18,000(e)
Hydroelectric -- Conventional:
  Berrien Springs                    Berien Springs, Michigan       3,000
  Buchanan                           Buchanan, Michigan             2,000
  Constantine                        Constantine, Michigan          1,000
  Elkhart                            Elkhart, Indiana               1,000
  Mottville                          Mottville, Michigan            1,000
  Twin Branch                        Mishawaka, Indiana             3,000
                                                               ----------
                                                                4,759,000
                                                               ----------
Kanawha Valley Power Company:
Hydroelectric -- Conventional:
  London                             Montgomery, West Virginia     16,000
  Marmet                             Marmet, West Virginia         16,000
  Winfield                           Winfield, West Virginia       19,000
                                                               ----------
                                                                   51,000
                                                               ----------
Kentucky Power Company:
Steam -- Coal-Fired:
  Big Sandy                          Louisa, Kentucky           1,060,000
                                                               ----------
Ohio Power Company:
Steam -- Coal-Fired:
  John E. Amos, Unit 3 (OPCo share)  St. Albans, West Virginia    867,000(b)
  Cardinal, Unit 1                   Brilliant, Ohio              600,000
  General James M. Gavin             Cheshire, Ohio             2,600,000
  Kammer                             Captina, West Virginia       630,000
  Mitchell                           Captina, West Virginia     1,600,000
  Muskingum River                    Beverly, Ohio              1,425,000
  Philip Sporn, Units 2, 4 & 5       New Haven, West Virginia     742,000
Hydroelectric -- Conventional:
  Racine                             Racine, Ohio                  48,000
                                                               ----------
                                                                8,512,000
                                                               ----------
                                    Total Generating
                                     Capability.............   24,084,000
                                                               ==========

                                                                       NET
       OWNER,                                                        KILOWATT
 PLANT TYPE AND NAME           LOCATION (NEAR)                      CAPABILITY
- ---------------------          ----------------                    -----------
Summary:
  Total Steam --
   Coal-Fired..................................................... 21,120,000
   Nuclear........................................................  2,110,000
  Total Hydroelectric --
   Conventional...................................................    271,000
   Pumped Storage.................................................    565,000
  Other...........................................................     18,000
                                                                   ----------
                  Total Generating Capability..................... 24,084,000
                                                                   ==========

- --------
(a) Unit 1 of the Rockport Plant is owned one-half by AEGCo and one-half by I&M. Unit 2 of the Rockport Plant is leased one-half by AEGCo and one-half by I&M. The leases terminate in 2022 unless extended.
(b) Unit 3 of the John E. Amos Plant is owned one-third by APCo and two-thirds by OPCo.
(c) Represents CSPCo's ownership interest in generating units owned in common with CG&E and DP&L.
(d) I&M plans to close the Breed Plant on March 31, 1994.
(e) Leased from the City of Fort Wayne. Indiana. Since 1975, I&M has leased and operated the assets of the municipal system of the City of Fort Wayne, Indiana under a 35-year lease with a provision for an additional 15-year extension at the election of I&M.

  See Item 1 under Fuel Supply, for information concerning coal reserves owned or controlled by subsidiaries of AEP.

  The following table sets forth the total circuit miles of transmission and distribution lines of the AEP System, APCo, CSPCo, I&M, KEPCo and OPCo and that portion of the total representing 765,000-volt lines:

                         TOTAL CIRCUIT MILES
                          OF TRANSMISSION AND  CIRCUIT MILES OF
                          DISTRIBUTION LINES   765,000-VOLT LINES
                         -------------------- -------------------
         AEP System (a)        123,357(b)            2,022
         APCo                   48,190                 641
         CSPCo (a)              13,937                  --
         I&M                    20,634                 614
         KEPCo                   9,735                 258
         OPCo                   27,941                 509

- --------
(a)Includes jointly owned lines.
(b)Includes lines of other AEP System companies not shown.

TITLES

  The AEP System's electric generating stations are generally located on lands owned in fee simple. The greater portion of the transmission and distribution lines of the System has been constructed over lands of private owners pursuant to easements or along public highways and streets pursuant to appropriate statutory authority. The rights of the System in the realty on which its facilities are located are considered by it to be adequate for its use in the conduct of its business. Minor defects and irregularities customarily found in title to properties of like size and character may exist, but such defects and irregularities do not materially impair the use of the properties affected thereby. System companies generally have the right of eminent domain whereby they may, if necessary, acquire, perfect or secure titles to or easements on privately-held lands used or to be used in their utility operations.

  Substantially all the physical properties of APCo, CSPCo, I&M, KEPCo and OPCo are subject to the lien of the mortgage and deed of trust securing the first mortgage bonds of each such company.

SYSTEM TRANSMISSION LINES AND FACILITY SITING

  Legislation in the states of Indiana, Kentucky, Michigan, Ohio, Virginia, and West Virginia requires prior approval of sites of generating facilities and/or routes of high-voltage transmission lines. Delays and additional costs in constructing facilities have been experienced as a result of proceedings conducted pursuant to such statutes, as well as in proceedings in which operating companies have sought to acquire rights-of-way through condemnation, and such proceedings may result in additional delays and costs in future years.

PEAK DEMAND

  The AEP System is interconnected through 119 high-voltage transmission interconnections with 29 neighboring electric utility systems. The all-time and 1993 one-hour peak demands were 25,174,000 and 22,142,000 kilowatts, respectively, (including 6,459,000 and 4,043,000 kilowatts, respectively, of scheduled deliveries to unaffiliated systems which the System might, on appropriate notice, have elected not to schedule for delivery) and occurred on January 18, 1994 and July 26, 1993, respectively. The net dependable capacity to serve the System load on such dates, including power available under contractual obligations, was 24,202,000 and 23,896,000 kilowatts, respectively. The all-time and 1993 one-hour internal peak demands were 19,236,000 and 18,085,000 kilowatts, respectively, and occurred on January 19, 1994 and July 28, 1993, respectively. The net dependable capacity to serve the System load on such dates, including power available under contractual arrangements, was 24,202,000 and 23,896,000 kilowatts, respectively. The all-time one-hour integrated and internal net system peak demands and 1993 peak demands for AEP's generating subsidiaries are shown in the following tabulation:

            ALL-TIME ONE-HOUR INTEGRATED    1993 ONE-HOUR INTEGRATED
               NET SYSTEM PEAK DEMAND         NET SYSTEM PEAK DEMAND
            ----------------------------- -----------------------------
                                  (IN THOUSANDS)
             NUMBER OF                     NUMBER OF
             KILOWATTS        DATE         KILOWATTS        DATE
            -----------       -----       -----------       ----
     APCo      8,203    January 19, 1994     6,472    July 7, 1993
     CSPCo     3,778    January 18, 1994     3,740    July 9, 1993
     I&M       4,700    February 12, 1986    4,312    August 26, 1993
     KEPCo     1,575    January 19, 1994     1,340    July 26, 1993
     OPCo      7,034    January 18, 1994     6,271    July 26, 1993
            ALL-TIME ONE-HOUR INTEGRATED    1993 ONE-HOUR INTEGRATED
              NET INTERNAL PEAK DEMAND       NET INTERNAL PEAK DEMAND
            ----------------------------- -----------------------------
                                  (IN THOUSANDS)
             NUMBER OF                     NUMBER OF
             KILOWATTS        DATE         KILOWATTS        DATE
            -----------       -----       -----------       ----
     APCo      6,887    January 19, 1994     5,906    February 19, 1993
     CSPCo     3,167    August 30, 1993      3,167    August 30, 1993
     I&M       3,513    August 17, 1988      3,468    August 27, 1993
     KEPCo     1,309    January 19, 1994     1,218    February 19, 1993
     OPCo      5,436    January 21, 1994     5,302    August 27, 1993

HYDROELECTRIC PLANTS

  Licenses for hydroelectric plants, issued under the Federal Power Act, reserve to the United States the right to take over the project at the expiration of the license term, to issue a new license to another entity, or to relicense the project to the existing licensee. In the event that a project is taken over by the United States or licensed to a new licensee, the Federal Power Act provides for payment to the existing licensee of its "net investment" plus severance damages. Licenses for six System hydroelectric plants expired in 1993 and applications for new licenses for these plants were filed in 1991. The existing licenses for these plants were extended on an annual basis and will be renewed automatically until new licenses are issued. No competing license applications were filed. One new license was issued in March 1994.

COOK NUCLEAR PLANT

  Unit 1 of the Cook Plant, which was placed in commercial operation in 1975, has a nominal net electric rating of 1,020,000 kilowatts. Unit 1's availability factor was 100% during 1993 and 64.8% during 1992. Unit 2, of slightly different design, has a nominal net electrical rating of 1,090,000 kilowatts and was placed in commercial operation in 1978. Unit 2's availability factor was 96.6% during 1993 and 19.5% during 1992. The availability of Units 1 and 2 was affected in 1992 by outages to refuel and Unit 2 main turbine/generator vibrational problems.

  Units 1 and 2 are licensed by the NRC to operate at 100% of rated thermal power to October 25, 2014 and December 23, 2017, respectively.

NUCLEAR INSURANCE

  The Price-Anderson Act limits public liability for a nuclear incident at any nuclear plant in the United States to $9.4 billion. I&M has insurance coverage for liability from a nuclear incident at its Cook Plant. Such coverage is provided through a combination of private liability insurance, with the maximum amount available of $200,000,000, and mandatory participation for the remainder of the $9.4 billion liability, in an industry retrospective deferred premium plan which would, in case of a nuclear incident, assess all licensees of nuclear plants in the U.S. Under the deferred premium plan, I&M could be assessed up to $158,600,000 payable in annual installments of $20,000,000 in the event of a nuclear incident at Cook or any other nuclear plant in the U.S. There is no limit on the number of incidents for which I&M could be assessed these sums.

  I&M also has property damage, decontamination and decommissioning insurance for loss resulting from damage to the Cook Plant facilities in the amount of $2.75 billion. Nuclear insurance pools provide $1.265 billion of coverage and Nuclear Electric Insurance Limited (NEIL) and Energy Insurance Bermuda (EIB) provide the remainder. If NEIL's and EIB's losses exceed their available resources, I&M would be subject to a total retrospective premium assessment of up to $15,327,023. NRC regulations require that, in the event of an accident, whenever the estimated costs of reactor stabilization and site decontamination exceed $100,000,000, the insurance proceeds must be used, first, to return the reactor to, and maintain it in, a safe and stable condition and, second, to decontaminate the reactor and reactor station site in accordance with a plan approved by the NRC. The insurers then would indemnify I&M for property damage up to $2.5 billion less any amounts used for stabilization and decontamination. The remaining $250,000,000, as provided by NEIL (reduced by any stabilization and decontamination expenditures over $2.5 billion), would cover decommissioning costs in excess of funds already collected for decommissioning. See Fuel Supply--Nuclear Waste.

  NEIL's extra-expense program provides insurance to cover extra costs resulting from a prolonged accidental outage of a nuclear unit. I&M's policy insures against such increased costs up to approximately $3,500,000 per week (starting 21 weeks after the outage) for one year, $2,350,000 per week for the second and third years, or 80% of those amounts per unit if both units are down for the same reason. If NEIL's losses exceed its available resources, I&M would be subject to a total retrospective premium assessment of up to $8,929,456.

POTENTIAL UNINSURED LOSSES

  Some potential losses or liabilities may not be insurable or the amount of insurance carried may not be sufficient to meet potential losses and liabilities, including liabilities relating to damage to the Cook Plant and costs of replacement power in the event of a nuclear incident at the Cook Plant. Future losses or liabilities which are not completely insured, unless allowed to be recovered through rates, could have a material adverse effect on results of operation and the financial condition of AEP, I&M and other AEP System companies.

Item 3.LEGAL PROCEEDINGS
- --------------------------------------------------------------------------------

  In February 1990 the Supreme Court of Indiana overturned an order of the IURC, affirmed by the Indiana Court of Appeals, which had awarded I&M the right to serve a General Motors Corporation light truck manufacturing facility located in Fort Wayne. In August 1990 the IURC issued an order transferring the right to serve the GM facility to an unaffiliated local distribution utility. In October 1990 the local distribution utility sued I&M in Indiana under a provision of Indiana law that allows the local distribution utility to seek damages equal to the gross revenues received by a utility that renders retail service in the designated service territory of another utility. On November 30, 1992, the DeKalb Circuit Court granted I&M's motion for summary judgment to dismiss the local distribution utility's complaint. The local distribution utility has begun an appeal to the Indiana Court of Appeals. I&M received revenues of approximately $29,000,000 from serving the GM facility. It is not clear whether the plaintiffs claim will be upheld on appeal because the service was rendered in accordance with an IURC order I&M believed in good faith to be valid.

  On April 4, 1991, then Secretary of Labor Lynn Martin announced that the U.S. Department of Labor ("DOL") had issued a total of 4,710 citations to operators of 847 coal mines who allegedly submitted respirable dust sampling cassettes that had been altered so as to remove a portion of the dust. The cassettes were submitted in compliance with DOL regulations which require systematic sampling of airborne dust in coal mines and submission of the entire cassettes (which include filters for collecting dust particulates) to the Mine Safety and Health Administration ("MSHA") for analysis. The amount of dust contained on the cassette's filter determines an operator's compliance with respirable dust standards under the law. OPCo's Meigs No. 2, Meigs No. 31, Martinka, and Windsor Coal mines received 16, 3, 15 and 2 citations, respectively. MSHA has assessed civil penalties totalling $56,900 for all these citations. OPCo's samples in question involve about 1 percent of the 2,500 air samples that OPCo submitted over a 20-month period from 1989 through 1991 to the DOL. OPCo is contesting the citations before the Federal Mine Safety and Health Review Commission. An administrative hearing was held before an administrative law judge with respect to all affected coal operators. On July 20, 1993, the administrative law judge rendered a decision in this case holding that the Secretary of Labor failed to establish that the presence of a "white center" on the dust sampling filter indicated intentional alteration. The administrative law judge has set for trial the case of an unaffiliated mine to determine if there was an intentional alteration of the dust sampling filter. All remaining cases, including the citations involving OPCo's mines, have been stayed.

  On September 21, 1993, CSPCo was served with a complaint issued by Region V, Federal EPA which alleged violations by Conesville Plant of the Toxic Substances Control Act and proposed a penalty of $41,000. On October 4, 1993, I&M was served with a complaint issued by Region V, Federal EPA which alleged violations by Breed Plant of the Clean Water Act and proposed a penalty of $70,000. On October 4, 1993, OPCo was served with a complaint issued by Region V, Federal EPA which alleged violations by OPCo's General Service Center (Canton, Ohio) of the Toxic Substances Control Act and proposed a penalty of $24,000. Settlement discussions have been held in each of these cases and it is expected that these matters will be resolved shortly.

  On June 18, 1993, OPCo was served with a complaint issued by Region V, Federal EPA which alleged violations by Muskingum River Plant of the Toxic Substances Control Act and proposed a penalty of $87,000. In February 1994, OPCo paid a penalty of $12,185 and agreed to undertake supplemental environmental projects in 1994 valued at $61,547.

  On February 28, 1994, Ormet Corporation filed a complaint in the U.S. District Court, Northern District of West Virginia, against AEP, OPCo, the Service Corporation and two of its employees, Federal EPA and the Administrator of Federal EPA. Ormet is the operator of a major aluminum reduction plant in Ohio and is a customer of OPCo. See Certain Industrial Contracts. Pursuant to the Clean Air Act Amendments of 1990, OPCo received sulfur dioxide emission allowances for its Kammer Plant. See Environmental and Other

Matters. Ormet's complaint seeks a declaration that it is the owner of approximately 89% of the Phase I and Phase II allowances issued for use by the Kammer Plant. OPCo believes that since it is the owner and operator of Kammer Plant and Ormet is a contract power customer, Ormet is not entitled to any of the allowances attributable to the Kammer Plant.

  See Item 1 for a discussion of certain environmental and rate matters.

  Meigs Mine--On July 11, 1993, water from an adjoining sealed and abandoned mine owned by Southern Ohio Coal Company ("SOCCo"), a mining subsidiary of OPCo, entered Meigs 31 mine, one of two mines currently being operated by SOCCo. Ohio EPA approved a plan to pump water from the mine to certain Ohio River tributaries under stringent conditions for biological and water quality monitoring and restoring the streams after pumping.

  On July 30, pumping commenced in accordance with the Ohio EPA approved plan. Since September 16, 1993, SOCCo has processed all water removed from the mine through its expanded treatment system and is in compliance with the effluent limitations in its water discharge permit. Pumping has removed most of the water that entered the mine on July 11 and the mine was returned to service in February 1994.

  On July 26, 1993, the Ohio Department of Natural Resources Division of Reclamation issued an administrative order directing SOCCo to cease pumping due to that agency's concern over possible environmental harm. On July 26, 1993, following SOCCo's appeal of the cessation order, the chairman of the Reclamation Board of Review issued a temporary stay pending a hearing by the full Reclamation Board. On January 14, 1994, the administrative proceeding was settled on the basis of agreements by the Division of Reclamation to dismiss the administrative order and by SOCCo to treat all water removed from the mine in accordance with its discharge permit and to pay certain expenses of the Division of Reclamation.

  On August 19, 1993, the U.S. District Court for the Southern District of Ohio granted SOCCo's motion for a preliminary injunction against the Federal Office of Surface Mining Reclamation and Enforcement ("OSM") and Federal EPA preventing them from exercising jurisdiction to issue orders to cease pumping. On August 30, 1993, the U.S. Court of Appeals for the Sixth Circuit denied OSM's motion for a stay of the District Court's preliminary injunction but granted Federal EPA's motion for a stay in part which allowed Federal EPA to investigate and make findings with respect to alleged violations of the Clean Water Act and thereafter to exercise its enforcement authority under the Clean Water Act if a violation was identified. On September 2, 1993, Federal EPA issued an administrative order requiring a partial cessation of pumping, the effect of which was delayed by Federal EPA until September 8, 1993. On September 8, 1993, the District Court granted SOCCo's motion requesting that enforcement of the Federal EPA order be stayed. On September 23, 1993, the Court of Appeals ruled that the District Court could not review the Federal EPA order in the absence of a civil enforcement action and lifted the stay. A further decision of the Court of Appeals with respect to the appeal of the preliminary injunction is pending.

  On January 3, 1994, the District Court held that the complaint filed by SOCCo should not be dismissed and concluded that sufficient legal and factual grounds existed for the court to consider SOCCo's claim that Federal EPA could not override Ohio EPA's authorization for SOCCo to bypass its water treatment system on an emergency basis during pumping activities. In a separate opinion, the District Court denied Federal EPA's request that the District Court defer consideration of SOCCo's motion involving a request for a Declaration of Rights with respect to the mine water releases into area streams.

  The West Virginia Division of Environmental Protection ("West Virginia DEP") has proposed fining SOCCo $1,800,000 for violations of West Virginia Water Quality Standards and permitting requirements alleged to have resulted from the release of mine water into the Ohio River. SOCCo is meeting with the West Virginia DEP in an attempt to resolve this matter.

  Although management is unable to predict what enforcement action Federal EPA or OSM may take, the resolution of the aforementioned litigation, environmental mitigation costs and mine restoration costs are not expected to have a material adverse impact on results of operations or financial condition.

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- --------------------------------------------------------------------------------

  AEP, APCO, I&M AND OPCO. None.

  AEGCO, CSPCO AND KEPCO. Omitted pursuant to Instruction J(2)(c).
                               ----------------

EXECUTIVE OFFICERS OF THE REGISTRANTS

AEP

  The following persons are, or may be deemed, executive officers of AEP. Their ages are given as of March 15, 1994.

 NAME                   AGE                      OFFICE (A)
 ----                   ---                      ----------
 E. Linn Draper, Jr...   52 Chairman of the Board, President and Chief
                             Executive Officer of AEP and of the Service
                             Corporation
 Peter J. DeMaria.....   59 Treasurer of AEP; Executive Vice President-
                             Administration and Chief Accounting Officer of the
                             Service Corporation
 William J. Lhota.....   54 Executive Vice President of the Service Corporation
 A. Joseph Dowd.......   64 Secretary of AEP; Senior Vice President, General
                             Counsel and Assistant Secretary of the Service
                             Corporation
 Charles A. Ebetino,        Senior Vice President-Fuel Supply of the Service
  Jr..................   41  Corporation
 Gerald P. Maloney....   61 Vice President of AEP; Executive Vice President-
                             Chief Financial Officer of the Service Corporation
 James J. Markowsky...   49 Executive Vice President--Engineering &
                             Construction of the Service Corporation

- --------
(a) All of the executive officers listed above have been employed by the Service Corporation or System companies in various capacities (AEP, as such, has no employees) during the past five years, except E. Linn Draper, Jr. who was Chairman of the Board, President and Chief Executive Officer of Gulf States Utilities Company from 1987 until 1992 when he joined AEP and the Service Corporation. All of the above officers are appointed annually for a one-year term by the board of directors of AEP, the board of directors of the Service Corporation, or both, as the case may be.

APCO

  The names of the executive officers of APCo, the positions they hold with APCo, their ages as of March 15, 1994, and a brief account of their business experience during the past five years appears below. The directors and executive officers of APCo are elected annually to serve a one-year term.

 NAME                   AGE             POSITION (A)                  PERIOD
 ----                   ---             ------------                  ------
 E. Linn Draper, Jr...   52 Director                               1992-Present
                            Chairman of the Board and Chief
                             Executive Officer                     1993-Present
                            Vice President                         1992-1993
                            Chairman of the Board, President and
                             Chief Executive Officer of AEP and
                             the Service Corporation               1993-Present
                            President of AEP                       1992-1993
                            President and Chief Operating
                             Officer of the Service Corporation    1992-1993
                            Chairman of the Board, President and
                             Chief Executive Officer of Gulf
                             States Utilities Company              1987-1992
 Joseph H. Vipperman..   53 Director                               1985-Present
                            President and Chief Operating
                             Officer                               1990-Present
                            Executive Vice President               1989-1990
                            Vice President                         1985-1989
                            Executive Vice President-Operations
                             of the Service Corporation            1984-1989

 NAME                      AGE            POSITION (A)                PERIOD
 ----                      ---            ------------                ------
 Peter J. DeMaria.........  59 Director                            1988-Present
                               Vice President                      1991-Present
                               Treasurer                           1978-Present
                               Treasurer of AEP                    1978-Present
                               Executive Vice President-
                                Administration and Chief
                                Accounting Officer of the
                                Service Corporation                1984-Present
                               Treasurer of the Service
                                Corporation                        1989-1990
 A. Joseph Dowd...........  64 Director and Vice President         1977-Present
                               Secretary of AEP                    1974-Present
                               Senior Vice President and General
                                Counsel of the Service
                                Corporation                        1975-Present
                               Assistant Secretary of the
                                Service Corporation                1969-Present
 William J. Lhota.........  54 Director                            1990-Present
                               Vice President                      1989-Present
                               Executive Vice President of the
                                Service Corporation                1993-Present
                               Executive Vice President-
                                Operations of the Service
                                Corporation                        1989-1993
                               President and Chief Operating
                                Officer of CSPCo                   1987-1989
 Gerald P. Maloney........  61 Director and Vice President         1970-Present
                               Vice President of AEP               1974-Present
                               Executive Vice President-Chief
                                Financial Officer of the Service
                                Corporation                        1991-Present
                               Senior Vice President-Finance of
                                the Service Corporation            1974-1990
 James J. Markowsky.......  49 Director                            1993-Present
                               Executive Vice President-
                                Engineering and Construction of
                                the Service Corporation            1993-Present
                               Senior Vice President and Chief
                                Engineer of the Service
                                Corporation                        1988-1993
                               Senior Vice President-Fuel Supply
 Charles A. Ebetino, Jr. .  41  of the Service Corporation         1993-Present
                               Vice President-Fuel Procurement
                                and Transportation of the
                                Service Corporation                1990-1993
                               Managing Director-Coal
                                Procurement of the Service
                                Corporation                        1986-1990

- --------
(a)Positions are with APCo unless otherwise indicated.

OPCO

   The names of the executive officers of OPCo, the positions they hold with OPCo, their ages as of March 15, 1994, and a brief account of their business experience during the past five years appear below. The directors and executive officers of OPCo are elected annually to serve a one-year term.

 NAME                   AGE             POSITION (A)                  PERIOD
 ----                   ---             ------------                  ------
 E. Linn Draper, Jr. .   52 Director                               1992-Present
                            Chairman of the Board and Chief
                             Executive Officer                     1993-Present
                            Vice President                         1992-1993
                            Chairman of the Board, President and
                             Chief Executive Officer of AEP and
                             the Service Corporation               1993-Present
                            President of AEP                       1992-1993
                            President and Chief Operating
                             Officer of the Service Corporation    1992-1993
                            Chairman of the Board, President and
                             Chief Executive Officer of Gulf
                             States Utilities Company              1987-1992
                            Director, President and Chief
 Carl A. Erikson......   43  Operating Officer                     1993-Present
                            Vice President                         1990-1992
                            Vice President of the Service
                             Corporation and Executive Assistant
                             to E. Linn Draper, Jr.                1992-Present
                            Assistant to Executive Vice
                             President-Operations of the Service
                             Corporation                           1989-1990
 Peter J. DeMaria.....   59 Director and Treasurer                 1978-Present
                            Vice President                         1991-Present
                            Treasurer of AEP                       1978-Present
                            Executive Vice President-
                             Administration and Chief Accounting
                             Officer of the Service Corporation    1984-Present
                            Treasurer of the Service Corporation   1989-1990

 NAME                   AGE             POSITION (A)                  PERIOD
 ----                   ---             ------------                  ------
 A. Joseph Dowd.......   64 Director and Vice President            1977-Present
                            Secretary of AEP                       1974-Present
                            Senior Vice President and General
                             Counsel of the Service Corporation    1975-Present
                            Assistant Secretary of the Service
                             Corporation                           1969-Present
 William J. Lhota.....   54 Director and Vice President            1989-Present
                            Executive Vice President of the
                             Service Corporation                   1993-Present
                            Executive Vice President-Operations
                             of the Service Corporation            1989-1993
                            President and Chief Operating
                             Officer of CSPCo                      1987-1989
 Gerald P. Maloney....   61 Director                               1973-Present
                            Vice President                         1970-Present
                            Vice President of AEP                  1974-Present
                            Executive Vice President-Chief
                             Financial Officer of the Service
                             Corporation                           1991-Present
                            Senior Vice President-Finance of the
                             Service Corporation                   1974-1990
 James J.Markowsky....   49 Director                               1989-Present
                            Executive Vice President-Engineering
                             and Construction of the Service
                             Corporation                           1993-Present
                            Senior Vice President and Chief
                             Engineer of the Service Corporation   1988-1993
 Charles A. Ebertino,       Senior Vice President-Fuel Supply of
  Jr..................   41  the Service Corporation               1993-Present
                            Vice President-Fuel Procurement and
                             Transportation of the Service
                             Corporation                           1990-1993
                            Managing Director-Coal Procurement
                             of the Service Corporation            1986-1990

- --------
(a)Positions are with OPCo unless otherwise indicated.

PART II
      ---------------------------------------------------------------------

Item 5.MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- --------------------------------------------------------------------------------
  AEP. AEP Common Stock is traded principally on the New York Stock Exchange.
The following table sets forth for the calendar periods indicated the high and low sales prices for the Common Stock as reported on the New York Stock
Exchange Composite Tape and the amount of cash dividends paid per share of Common Stock.

                                                        PER SHARE
                                                     ---------------
QUARTER ENDED                                         MARKET PRICE
- -------------                                        ---------------
                                                      HIGH     LOW   DIVIDEND(1)
                                                     ------- ------- -----------
March 1992.......................................... $34 1/4 $30 3/8    $.60
June 1992...........................................  32 5/8  30 3/8     .60
September 1992......................................  35 1/4  31 3/4     .60
December 1992.......................................  33 3/8  30 3/4     .60
March 1993..........................................  37      32         .60
June 1993...........................................  38 1/2  33 3/8     .60
September 1993......................................  40 3/8  37 1/4     .60
December 1993.......................................  39 5/8  34 5/8     .60

- --------
(1) See Note 5 of the Notes to the Consolidated Financial Statements of AEP for information regarding restrictions on payment of dividends.

  At December 31, 1993, AEP had approximately 194,000 shareholders of record.

  AEGCO, APCO, CSPCO, I&M, KEPCO AND OPCO. The information required by this item is not applicable as the common stock of all these companies is held solely by AEP.

Item 6.SELECTED FINANCIAL DATA
- --------------------------------------------------------------------------------

  AEGCO. Omitted pursuant to Instruction J(2)(a).

  AEP. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the AEP 1993 Annual Report (for the fiscal year ended December 31, 1993).

  APCO. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the APCo 1993 Annual Report (for the fiscal year ended December 31, 1993).

  CSPCO. Omitted pursuant to Instruction J(2)(a).

  I&M. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the I&M 1993 Annual Report (for the fiscal year ended December 31, 1993).

  KEPCO. Omitted pursuant to Instruction J(2)(a).

  OPCO. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the OPCo 1993 Annual Report (for the fiscal year ended December 31, 1993).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
- --------------------------------------------------------------------------------

  AEGCO. Omitted pursuant to Instruction J(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction J(2)(a) is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the AEGCo 1993 Annual Report (for the fiscal year ended December 31, 1993).

  AEP. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the AEP 1993 Annual Report (for the fiscal year ended December 31, 1993).

  APCO. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the APCo 1993 Annual Report (for the fiscal year ended December 31, 1993).

  CSPCO. Omitted pursuant to Instruction J(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction J(2)(a) is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the CSPCo 1993 Annual Report (for the fiscal year ended December 31, 1993).

  I&M. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the I&M 1993 Annual Report (for the fiscal year ended December 31, 1993).

  KEPCO. Omitted pursuant to Instruction J(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction J(2)(a) is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the KEPCo 1993 Annual Report (for the fiscal year ended December 31, 1993).

  OPCO. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the OPCo 1993 Annual Report (for the fiscal year ended December 31, 1993).

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- --------------------------------------------------------------------------------

  AEGCO. The information required by this item is incorporated herein by reference to the financial statements and supplementary data described under
Item 14 herein.

  AEP. The information required by this item is incorporated herein by reference to the financial statements and supplementary data described under
Item 14 herein.

  APCO. The information required by this item is incorporated herein by reference to the financial statements and supplementary data described under
Item 14 herein.

  CSPCO. The information required by this item is incorporated herein by reference to the financial statements and supplementary data described under
Item 14 herein.

  I&M. The information required by this item is incorporated herein by reference to the financial statements and supplementary data described under
Item 14 herein.

  KEPCO. The information required by this item is incorporated herein by reference to the financial statements and supplementary data described under
Item 14 herein.

  OPCO. The information required by this item is incorporated herein by reference to the financial statements and supplementary data described under
Item 14 herein.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE
- --------------------------------------------------------------------------------

   AEGCO, AEP, APCO, CSPCO, I&M, KEPCO AND OPCO. None.

PART III   --------------------------------------------------------------------

Item 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
- --------------------------------------------------------------------------------

  AEGCO. Omitted pursuant to Instruction J(2)(c).

  AEP. The information required by this item is incorporated herein by reference to the material under Nominees for Director and Share Ownership of Directors and Executive Officers of the definitive proxy statement of AEP, dated March 10, 1994, for the 1994 annual meeting of shareholders. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

  APCO. The information required by this item is incorporated herein by reference to the material under Election of Directors of the definitive information statement of APCo for the 1994 annual meeting of stockholders, to be filed within 120 days after December 31, 1993. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

  CSPCO. Omitted pursuant to Instruction J(2)(c).

  I&M. The names of the directors and executive officers of I&M, the positions they hold with I&M, their ages as of March 15, 1994, and a brief account of their business experience during the past five years appear below. The directors and executive officers of I&M are elected annually to serve a one-year term.

 NAME                   AGE          POSITION (A)(B)(C)               PERIOD
 ----                   ---          ------------------               ------
 E. Linn Draper, Jr. .   52 Director                               1992-Present
                            Chairman of the Board and Chief        1993-Present
                            Executive Officer
                            Vice President                         1992-1993
                            Chairman of the Board, President and   1993-Present
                            Chief Executive Officer of AEP
                             and of the Service Corporation
                            President of AEP                       1992-1993
                            President and Chief Operating          1992-1993
                            Officer of the Service Corporation
                            Chairman of the Board, President and   1987-1992
                            Chief Executive Officer of Gulf
                            States  Utilities Company
 Richard C. Menge.....   58 Director                               1976-Present
                            President and Chief Operating          1989-Present
                            Officer
 Mark A. Bailey.......   41 Director and Vice President            1989-Present
 Peter J. DeMaria.....   59 Director                               1992-Present
                            Vice President                         1991-Present
                            Treasurer                              1978-Present
                            Treasurer of AEP                       1978-Present
                            Executive Vice President-              1984-Present
                            Administration and Chief Accounting
                             Officer of the Service Corporation
                            Treasurer of the Service Corporation   1989-1990
 William N. D'Onofrio.   45 Director and Vice President            1984-Present
 A. Joseph Dowd.......   64 Director                               1993-Present
                            Vice President                         1977-Present
                            Secretary of AEP                       1974-Present
                            Senior Vice President and General      1975-Present
                            Counsel of the Service Corporation
                            Assistant Secretary of the Service     1969-Present
                            Corporation

 NAME                   AGE          POSITION (A)(B)(C)               PERIOD
 ----                   ---          ------------------               ------
 William J. Lhota.....   54 Director and Vice President            1989-Present
                            Executive Vice President of the        1993-Present
                            Service Corporation
                            Executive Vice President-Operations    1989-1993
                            of the Service Corporation
 Gerald P. Maloney....   61 Director                               1978-Present
                            Vice President                         1970-Present
                            Vice President of AEP                  1974-Present
                            Executive Vice President-Chief         1991-Present
                            Financial Officer of the Service
                            Corporation
                            Senior Vice President-Finance of the   1974-1990
                            Service Corporation
 R. E. Prater.........   43 Director                               1993-Present
                            Division Manager                       1989-Present
 D. B. Synowiec.......   50 Director                               1993-Present
                            Plant Manager                          1990-1993
                            Assistant Plant Manager                1983-1990
 W. E. Walters........   46 Director                               1991-Present
                            Executive Assistant to President       1987-Present
 Charles A. Ebetino,        Senior Vice President-Fuel Supply of   1993-Present
 Jr. .................   41 the Service Corporation
                            Vice President-Fuel Procurement &      1990-1993
                            Transportation of the Service
                             Corporation
                            Managing Director-Coal Procurement     1986-1990
                            of the Service Corporation
                            Vice President                         1993-Present
 James J. Markowsky...   49 Executive Vice President-Engineering   1993-Present
                            & Construction of the Service
                             Corporation
                            Senior Vice President and Chief        1988-1993
                            Engineer of the Service Corporation

- --------
(a)Positions are with I&M unless otherwise indicated.
(b)Dr. Draper is a director of Pacific Nuclear Systems, Inc. and Mr. Lhota is a director of Huntington Bancshares Incorporated.
(c)Messrs. DeMaria, Dowd, Draper, Lhota and Maloney are directors of AEGCo, APCo, CSPCo, KEPCo and OPCo. Messrs. DeMaria, Dowd, Draper and Maloney are also directors of AEP.

  KEPCO. Omitted pursuant to Instruction J(2)(c).

  OPCO. The information required by this item is incorporated herein by reference to the material under the heading Election of Directors of the definitive information statement of OPCo for the 1994 annual meeting of shareholders, to be filed within 120 days after December 31, 1993. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

Item 11.EXECUTIVE COMPENSATION
- -------------------------------------------------------------------------------

  AEGCO. Omitted pursuant to Instruction J(2)(c).

  AEP. The information required by this item is incorporated herein by reference to the material under Compensation of Directors, Executive Compensation and the performance graph of the definitive proxy statement of AEP, dated March 10, 1994, for the 1994 annual meeting of shareholders.

  APCO. The information required by this item is incorporated herein by reference to the material under Executive Compensation of the definitive information statement of APCo for the 1994 annual meeting of stockholders, to be filed within 120 days after December 31, 1993.

  CSPCO. Omitted pursuant to Instruction J(2)(c).

  KEPCO. Omitted pursuant to Instruction J(2)(c).

  OPCO. The information required by this item is incorporated herein by reference to the material under Executive Compensation of the definitive information statement of OPCo for the 1994 annual meeting of shareholders, to be filed within 120 days after December 31, 1993.

  I&M Certain executive officers of I&M are employees of the Service Corporation. The salaries of these executive officers are paid by the Service Corporation and a portion of their salaries has been allocated and charged to I&M. The following table shows for 1993, 1992 and 1991 the compensation earned from all AEP System companies by (i) the chief executive officer and four other most highly compensated executive officers (as defined by regulations of the SEC) of I&M at December 31, 1993 and (ii) a chief executive officer and executive officer, both of whom retired in 1993.

 Summary Compensation Table

                                                      ANNUAL COMPENSATION
                                               ---------------------------------
                                                                     ALL OTHER
                                                    SALARY   BONUS  COMPENSATION
         NAME AND PRINCIPAL POSITION           YEAR   ($)   ($)(1)     ($)(2)
         ---------------------------           ---- ------- ------- ------------
E. LINN DRAPER, JR.--Chairman of the board     1993 538,333 148,742    18,180
 and chief executive officer of I&M; chairman  1992 395,833   8,730    63,700
 of the board, president and chief executive
 officer of AEP and the Service Corporation;
 chairman of the board and chief executive
 officer of other AEP System companies (3)

RICHARD E. DISBROW--Chairman of the board and  1993 200,000  55,260   102,753
 chief executive officer of I&M, AEP, the      1992 600,000  13,234    17,676
 Service Corporation and other AEP System      1991 540,000  86,994    17,272
 companies (3)

PETER J. DEMARIA--Vice president, treasurer    1993 280,000  77,364    17,811
 and director of I&M; treasurer and director   1992 273,000   6,021    15,576
 of AEP; executive vice president-             1991 258,000  41,564    14,987
 administration and chief accounting officer
 and director of the Service Corporation;
 vice president, treasurer and director of
 other AEP System companies

JOHN E. KATLIC--Senior vice president-fuel     1993 279,167  74,677    45,452
 supply and director of the Service            1992 325,000   6,400     9,396
 Corporation; president, chief operating       1991 300,000  38,419     9,402
 officer and director of coal mining
 subsidiaries (retired October 31, 1993)

G. P. MALONEY--Vice president and director of  1993 269,000  74,325    18,000
 I&M; vice president of AEP; executive vice    1992 261,000   5,757    17,036
 president-chief financial officer and         1991 246,000  39,631    16,662
 director of the Service Corporation; vice
 president and director of other AEP System
 companies

A. JOSEPH DOWD--Vice president and director    1993 268,000  61,707    15,760
 of I&M; secretary and director of AEP;        1992 260,000   4,779    13,876
 senior vice president, general counsel,       1991 245,000  32,891    14,002
 assistant secretary and director of the
 Service Corporation; vice president and
 director of other AEP System companies

WILLIAM J. LHOTA--Vice president and director  1993 249,000  68,799    17,160
 of I&M; executive vice president and          1992 230,000   5,073    15,116
 director of the Service Corporation; vice     1991 210,000  33,831    14,385
 president and director of other AEP System
 companies

- --------
(1) Reflects payments under the AEP Management Incentive Compensation Plan ("MICP") in which individuals in key management positions with AEP System companies participate. Amounts for 1993 are estimates but should not change significantly. For 1991 and 1993, these amounts included both cash paid and a portion deferred in the form of restricted stock units. These units are paid out in cash after three years based on the price of AEP Common Stock at that time. Dividend equivalents are paid during the three-year period. At December 31, 1993, Dr. Draper and Messrs. DeMaria, Maloney, Dowd and Lhota held 813, 746, 715, 593 and 639 units having a value of $30,177, $27,701, $26,526, $22,020 and $23,730, respectively, based upon a $37 1/8 per share closing price of AEP's Common Stock as reported on the New York Stock Exchange. For 1992, MICP payments were made entirely in cash.

(2) Includes amounts contributed by AEP System companies under the American Electric Power System Employees Savings Plan on behalf of their employee participants. For 1993 this amount was $7,075 for Dr. Draper and Messrs. Katlic, Maloney, Dowd and Lhota and $6,000 for Mr. Disbrow and $7,006 for Mr. DeMaria. The AEP System Savings Plan is available to all employees of AEP System companies (except for employees covered by certain collective bargaining agreements) who have met minimum service requirements.

    Includes director's fees for AEP System companies. For 1993 these fees were:
    Dr. Draper, $11,105; Mr. Disbrow, $3,580; Mr. DeMaria, $10,805; Mr. Katlic, $2,300; Mr. Maloney, $10,925; Mr. Dowd, $8,685; and Mr. Lhota, $10,085.

    Includes payments of $93,173 and $36,077 for unused accrued vacation which Messrs. Disbrow and Katlic, respectively, received upon their retirement.

(3) Dr. Draper was elected chairman of the board and chief executive officer of I&M and other AEP System companies and chairman of the board, president and chief executive officer of AEP and the Service Corporation, succeeding Mr. Disbrow, who retired, effective April 28, 1993.

 Retirement Benefits

  The American Electric Power System Retirement Plan provides pensions for all employees of AEP System companies (except for employees covered by certain collective bargaining agreements), including the executive officers of I&M. The Retirement Plan is a noncontributory defined benefit plan.

  The following table shows the approximate annual annuities under the Retirement Plan that would be payable to employees in certain higher salary classifications, assuming retirement at age 65 after various periods of service. The amounts shown in the table are the straight life annuities payable under the Plan without reduction for the joint and survivor annuity. Retirement benefits listed in the table are not subject to any deduction for Social Security or other offset amounts. The retirement annuity is reduced 3% per year in the case of retirement between ages 60 and 62 and further reduced 6% per year in the case of retirement between ages 55 and 60. If an employee retires after age 62, there is no reduction in the retirement annuity.

                              PENSION PLAN TABLE

                                        YEARS OF ACCREDITED SERVICE
                           -----------------------------------------------------
HIGHEST AVERAGE
ANNUAL EARNINGS               15       20       25       30       35       40
- ---------------            -------- -------- -------- -------- -------- --------
 $250,000................. $ 58,155 $ 77,540 $ 96,925 $116,310 $135,695 $152,230
  350,000.................   82,155  109,540  136,925  164,310  191,695  214,970
  450,000.................  106,155  141,540  176,925  212,310  247,695  277,620
  550,000.................  130,155  173,540  216,925  260,310  303,695  340,270
  700,000.................  166,155  221,540  276,925  332,310  387,695  434,245

  Compensation upon which retirement benefits are based consists of the average of the 36 consecutive months of the employee's highest salary, as listed in the Summary Compensation Table, out of the employee's most recent 10 years of service. With respect to Messrs. Disbrow and Katlic, since they retired in 1993, the amounts of $600,000 and $316,944, respectively, are the actual salaries upon which their retirement benefits are based. Mr. Disbrow's retirement benefit was enhanced by computing his benefit based on his 1992 base salary. As of December 31, 1993, the number of full years of service credited under the Retirement Plan to each of the executive officers of I&M named in the Summary Compensation Table were as follows: Dr. Draper, 1 year; Mr. Disbrow, 39 years; Mr. DeMaria, 34 years; Mr. Katlic, 10 years; Mr. Maloney, 38 years; Mr. Dowd, 31 years; and Mr. Lhota, 29 years.

  Dr. Draper's employment agreement described below provides him with a supplemental retirement annuity that credits him with 24 years of service in addition to his years of service credited under the Retirement Plan less his actual pension entitlement under the Retirement Plan and any pension entitlements from prior employers.

  Mr. Katlic has a contract with the Service Corporation under which the Service Corporation agrees to provide him with a supplemental retirement annuity equal to the annual pension that Mr. Katlic would have received with service of 30 years under the AEP System Retirement Plan as then in effect, less his actual annual pension entitlement under the Retirement Plan. Mr. Katlic commenced receiving his supplemental annuity upon his retirement effective October 31, 1993.

  AEP has determined to pay supplemental retirement benefits to 23 AEP System employees (including Messrs. Disbrow, DeMaria, Maloney and Lhota) whose pensions may be adversely affected by amendments to the Retirement Plan made as a result of the Tax Reform Act of 1986. Such payments, if any, will be equal to any reduction occurring because of such amendments. Upon his retirement on April 28, 1993, Mr. Disbrow began receiving an annual supplemental benefit of $2,642. Assuming retirement of the remaining eligible employees in 1994, none would be eligible to receive supplemental benefits.

  AEP made available a voluntary deferred-compensation program in 1982 and 1986, which permitted certain executive employees of AEP System companies to defer receipt of a portion of their salaries. Under this program, an executive was able to defer up to 10% or 15% annually (depending on the terms of the program offered), over a four-year period, of his or her salary, and receive supplemental retirement or survivor benefit payments over a 15-year period. The amount of supplemental retirement payments received is dependent upon the amount deferred, age at the time the deferral election was made, and number of years until the executive retires. The following table sets forth, for the executive officers named in the Summary Compensation Table, the amounts of annual deferrals and, assuming retirement at age 65, annual supplemental retirement payments under the 1982 and 1986 programs.

                                   1982 PROGRAM              1986 PROGRAM
                             ------------------------- -------------------------
                              ANNUAL  ANNUAL AMOUNT OF  ANNUAL  ANNUAL AMOUNT OF
                              AMOUNT    SUPPLEMENTAL    AMOUNT    SUPPLEMENTAL
                             DEFERRED    RETIREMENT    DEFERRED    RETIREMENT
                             (4-YEAR      PAYMENT      (4-YEAR      PAYMENT
NAME                          PERIOD) (15-YEAR PERIOD)  PERIOD) (15-YEAR PERIOD)
- ----                         -------- ---------------- -------- ----------------
Mr. Disbrow................. $15,000      $54,375          --           --
Mr. DeMaria.................  10,000       52,000      $13,000      $53,300
Mr. Katlic..................  15,000       24,500          --           --
Mr. Maloney.................  15,000       67,500       16,000       56,400
Mr. Dowd....................  10,000       34,000       10,000       25,500

 Employment Agreement

  Dr. Draper has a contract with AEP and the Service Corporation which provides for his employment for an initial term from no later than March 15, 1992 until March 15, 1997. Dr. Draper commenced his employment with AEP and the Service Corporation on March 1, 1992. AEP or the Service Corporation may terminate the contract at any time and, if this is done for reasons other than cause and other than as a result of Dr. Draper's death or permanent disability, the Service Corporation must pay Dr. Draper's then base salary through March 15, 1997, less any amounts received by Dr. Draper from other employment.
                                --------------

  Directors of I&M receive a fee of $100 for each meeting of the Board of Directors attended in addition to their salaries.
                                --------------

  The AEP System is an integrated electric utility system and, as a result, the member companies of the AEP System have contractual, financial and other business relationships with the other member companies, such as participation in the AEP System savings and retirement plans and tax returns, sales of electricity, transportation and handling of fuel, sales or rentals of property and interest or dividend payments on the securities held by the companies' respective parents.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

- -------------------------------------------------------------------------------

  AEGCO. Omitted pursuant to Instruction J(2)(c).

  AEP. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers of the definitive proxy statement of AEP, dated March 10, 1994, for the 1994 annual meeting of shareholders.

  APCO. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information statement of APCo for the 1994 annual meeting of stockholders, to be filed within 120 days after December 31, 1993.

  CSPCO. Omitted pursuant to Instruction J(2)(c).

  I&M. All 1,400,000 outstanding shares of Common Stock, no par value, of I&M are directly and beneficially held by AEP. Holders of the Cumulative Preferred Stock of I&M generally have no voting rights, except with respect to certain corporate actions and in the event of certain defaults in the payment of dividends on such shares.

  The table below shows the number of shares of AEP Common Stock that were beneficially owned, directly or indirectly, as of December 31, 1993, by each director and nominee of I&M and each of the executive officers of I&M named in the summary compensation table, and by all directors and executive officers of I&M as a group. It is based on information provided to I&M by such persons. No such person owns any shares of any series of the Cumulative Preferred Stock of I&M. Unless otherwise noted, each person has sole voting power and investment power over the number of shares of AEP Common Stock set forth opposite his name. Fractions of shares have been rounded to the nearest whole share.

                                                          AMOUNT AND NATURE OF
                                                        BENEFICIAL OWNERSHIP (A)
                                                        ------------------------
       Mark A. Bailey.................................              594
       Peter J. DeMaria...............................            5,789(b)(c)
       Richard E. Disbrow.............................            9,822(b)
       William N. D'Onofrio...........................            2,948
       A. J. Dowd.....................................            4,707
       E. Linn Draper, Jr.............................              951(b)
       J. E. Katlic...................................            2,290
       William J. Lhota...............................            6,673(b)(c)
       Gerald P. Maloney..............................            4,227(b)(c)
       Richard C. Menge...............................            2,652(b)
       R. E. Prater...................................            1,609
       D. B. Synowiec.................................            1,808
       W. E. Walters..................................            3,729
       All directors and executive officers as a group
        (13 persons)..................................          125,076(c)(d)

- --------
(a) The amounts include shares held by the trustee of the AEP Employees Savings Plan, over which directors, nominees and executive officers have voting power, but the investment/disposition power is subject to the terms of such Plan, as follows: Mr. Bailey, 550 shares; Mr. DeMaria, 2,081 shares; Mr. Disbrow, 4,027 shares; Mr. D'Onofrio, 2,889 shares; Mr. Katlic, 2,230 shares; Mr. Lhota, 5,245 shares; Mr. Maloney, 2,142 shares; Mr. Menge, 2,566 shares; Mr. Prater, 1,561 shares; Mr. Synowiec, 1,754 shares; Mr. Walters, 3,685 shares; and all directors and executive officers as a group, 33,806 shares. Messrs. Disbrow's, Dowd's and Maloney's holdings include 85 shares each; Messrs. Bailey's, DeMaria's, D'Onofrio's, Katlic's, Lhota's, Menge's, Prater's, Synowiec's, and Walter's holdings include 44, 83, 59, 60, 60, 62, 48, 53 and 45 shares, respectively; and the holdings of all directors and executive officers as a group include 738 shares, each held by the trustee of the AEP Employee Stock Ownership Plan, over which shares such persons have sole voting power, but the investment/disposition power is subject to the terms of such Plan.

(b) Includes shares with respect to which such directors, nominees and executive officers share voting and investment power as follows: Mr. DeMaria, 3,624 shares; Mr. Disbrow, 283 shares; Mr. Draper, 115 shares; Mr. Lhota, 1,368 shares; Mr. Maloney, 2,000 shares; Mr. Menge, 24 shares; and all directors and executive officers as a group, 7,883 shares. Mr. DeMaria disclaims beneficial ownership of 807 shares.
(c) 85,231 shares in the American Electric Power System Educational Trust Fund, over which Messrs. DeMaria, Lhota and Maloney share voting and investment power as trustees (they disclaim beneficial ownership of such shares), are not included in their individual totals, but are included in the group total.
(d) Represents less than 1 percent of the total number of shares outstanding on December 31, 1993.

  KEPCO. Omitted pursuant to Instruction J(2)(c).

  OPCO. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information statement of OPCo for the 1994 annual meeting of shareholders, to be filed within 120 days after December 31, 1993.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------------------------------

  AEP. The information required by this item is incorporated herein by reference to the material under Transactions With Management of the definitive proxy statement of AEP, dated March 10, 1994, for the 1994 annual meeting of shareholders.

  APCO, I&M AND OPCO. None.

  AEGCO, CSPCO, AND KEPCO. Omitted pursuant to Instruction J(2)(c).

PART IV     -------------------------------------------------------------------

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------------

(a) The following documents are filed as a part of this report:

1. Financial Statements:                                                  PAGE
                                                                          ----
 The following financial statements have been incorporated herein by reference pursuant to Item 8.

 AEGCo:
  Independent Auditors' Report; Statements of Income for the years ended
    December 31, 1993, 1992 and 1991; Statements of Retained Earnings for the years ended December 31, 1993, 1992 and 1991; Balance Sheets as of December 31, 1993 and 1992; Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991; Notes to Financial
    Statements.

 AEP and its subsidiaries consolidated:
   Consolidated Statements of Income for the years ended December 31, 1993, 1992 and 1991; Consolidated Statements of Retained Earnings for the years ended December 31, 1993, 1992 and 1991; Consolidated
    Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991; Consolidated Balance Sheets as of December 31, 1993 and
    1992; Notes to Consolidated Financial Statements; Schedule of
    Cumulative Preferred Stocks of Subsidiaries at December 31, 1993 and
    1992; Schedule of Consolidated Long-term Debt Outstanding at December
    31, 1993 and 1992; Independent Auditors' Report.

 APCo:
  Independent Auditors' Report; Consolidated Statements of Income for the years ended December 31, 1993, 1992 and 1991; Consolidated Balance
    Sheets as of December 31, 1993 and 1992; Consolidated Statements of
    Cash Flows for the years ended December 31, 1993, 1992 and 1991;
    Consolidated Statements of Retained Earnings for the years ended
    December 31, 1993, 1992 and 1991; Notes to Consolidated Financial
    Statements.

 CSPCo:
  Independent Auditors' Report; Consolidated Statements of Income for the years ended December 31, 1993, 1992 and 1991; Consolidated Balance
    Sheets as of December 31, 1993 and 1992; Consolidated Statements of
    Cash Flows for the years ended December 31, 1993, 1992 and 1991;
    Consolidated Statements of Retained Earnings for the years ended
    December 31, 1993, 1992 and 1991; Notes to Consolidated Financial
    Statements.

 I&M:
  Independent Auditors' Report; Consolidated Statements of Income for the years ended December 31, 1993, 1992 and 1991; Consolidated Balance
    Sheets as of December 31, 1993 and 1992; Consolidated Statements of
    Cash Flows for the years ended December 31, 1993, 1992 and 1991;
    Consolidated Statements of Retained Earnings for the years ended
    December 31, 1993, 1992 and 1991; Notes to Consolidated Financial
    Statements.

 KEPCo:
  Independent Auditors' Report; Statements of Income for the years ended
    December 31, 1993, 1992 and 1991; Statements of Retained Earnings for the years ended December 31, 1993, 1992 and 1991; Statements of Cash
    Flows for the years ended December 31, 1993, 1992 and 1991; Balance
    Sheets as of December 31, 1993 and 1992; Notes to Financial
    Statements.

                                                                           PAGE
                                                                           ----
 OPCo:
  Independent Auditors' Report; Consolidated Statements of Income for the
    years ended December 31, 1993, 1992 and 1991; Consolidated Balance
    Sheets as of December 31, 1993 and 1992; Consolidated Statements of
    Cash Flows for the years ended December 31, 1993, 1992 and 1991;
    Consolidated Statements of Retained Earnings for the years ended
    December 31, 1993, 1992 and 1991; Notes to Consolidated Financial
    Statements.

2. Financial Statement Schedules:

 Financial Statement Schedules are listed in the Index to Financial
  Statement Schedules (Certain schedules have been omitted because the required information is contained in the notes to financial statements or because such schedules are not required or are not applicable.)...... S-1
 Independent Auditors' Report............................................. S-2

3. Exhibits:

 Exhibits for AEGCo, AEP, APCo, CSPCo, I&M, KEPCo and OPCo are listed in the Exhibit Index and are incorporated herein by reference.............. E-1

(b) No Reports on Form 8-K were filed during the quarter ended December 31, 1993.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED. THE SIGNATURE OF THE UNDERSIGNED COMPANY SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO SUCH COMPANY AND ANY SUBSIDIARIES THEREOF.

                                        AEP Generating Company


                                          By:     /s/ G. P. Maloney
                                             ---------------------------------
                                             (G. P. MALONEY, VICE PRESIDENT)

Date: March 23, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----
  (I) PRINCIPAL EXECUTIVE OFFICER:

        *E. Linn Draper, Jr.              President, Chief
                                          Executive Officer
                                            and Director

  (II) PRINCIPAL FINANCIAL OFFICER:


          /s/ G. P. Maloney              Vice President and    March 23, 1994
- -------------------------------------         Director
           (G. P. MALONEY)

 (III) PRINCIPAL ACCOUNTING OFFICER:


          /s/ P. J. DeMaria                Vice President,      March 23, 1994
- -------------------------------------       Treasurer and
           (P. J. DEMARIA)                    Director

  (IV) A MAJORITY OF THE DIRECTORS:

           *A. Joseph Dowd

            *Henry Fayne

         *John R. Jones, III

            *Wm. J. Lhota

         *James J. Markowsky



          /s/ G. P. Maloney
*By:
    ----------------------------------                          March 23, 1994
  (G. P. MALONEY, ATTORNEY-IN-FACT)

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        American Electric Power Company, Inc.


                                          By:      /s/ G. P. Maloney
                                              ---------------------------------
                                               (G. P. MALONEY, VICE PRESIDENT)
Date: March 23, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----
  (I) PRINCIPAL EXECUTIVE OFFICER:

        *E. Linn Draper, Jr.               Chairman of the
                                          Board, President,
                                           Chief Executive
                                        Officer and Director

  (II) PRINCIPAL FINANCIAL OFFICER:


          /s/ G. P. Maloney              Vice President and     March 23, 1994
- -------------------------------------         Director
           (G. P. MALONEY)


 (III) PRINCIPAL ACCOUNTING OFFICER:


          /s/ P. J. DeMaria                 Treasurer and       March 23, 1994
- -------------------------------------         Director
           (P. J. DEMARIA)


  (IV) A MAJORITY OF THE DIRECTORS:

           *A. Joseph Dowd

          *Robert M. Duncan

          *Arthur G. Hansen

       *Lester A. Hudson, Jr.

          *Angus E. Peyton

            *Toy F. Reid

          *W. Ann Reynolds

       *Linda Gillespie Stuntz

          *Morris Tanenbaum

        *Ann Haymond Zwinger


*By:      /s/ G. P. Maloney
    ----------------------------------                          March 23, 1994
  (G. P. MALONEY, ATTORNEY-IN-FACT)

                                   SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED. THE SIGNATURE OF THE UNDERSIGNED COMPANY SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO SUCH COMPANY AND ANY SUBSIDIARIES THEREOF.

                                        Appalachian Power Company


                                          By:      /s/ G. P. Maloney
                                              ---------------------------------
                                             (G. P. MALONEY, VICE PRESIDENT)
Date: March 23, 1994

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----
  (I) PRINCIPAL EXECUTIVE OFFICER:

        *E. Linn Draper, Jr.           Chairman of the Board,
                                           Chief Executive
                                        Officer and Director

  (II) PRINCIPAL FINANCIAL OFFICER:


          /s/ G. P. Maloney              Vice President and     March 23, 1994
- -------------------------------------         Director
           (G. P. MALONEY)

 (III) PRINCIPAL ACCOUNTING OFFICER:


          /s/ P. J. DeMaria                Vice President,      March 23, 1994
- -------------------------------------       Treasurer and
           (P. J. DEMARIA)                    Director

  (IV) A MAJORITY OF THE DIRECTORS:

          *A. Joseph Dowd

            *Luke M. Feck

            *Wm. J. Lhota

         *James J. Markowsky

          *J. H. Vipperman


*By:      /s/ G. P. Maloney
    ----------------------------------                          March 23, 1994
    (G. P. MALONEY, ATTORNEY-IN-FACT)

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED. THE SIGNATURE OF THE UNDERSIGNED COMPANY SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO SUCH COMPANY AND ANY SUBSIDIARIES THEREOF.

                                        Columbus Southern Power Company


                                          By:      /s/ G. P. Maloney
                                              ---------------------------------
                                             (G. P. MALONEY, VICE PRESIDENT)
Date: March 23, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----
  (I) PRINCIPAL EXECUTIVE OFFICER:

        *E. Linn Draper, Jr.           Chairman of the Board,
                                           Chief Executive
                                        Officer and Director

  (II) PRINCIPAL FINANCIAL OFFICER:


          /s/ G. P. Maloney              Vice President and     March 23, 1994
- -------------------------------------         Director
           (G. P. MALONEY)

 (III) PRINCIPAL ACCOUNTING OFFICER:

                                           Vice President,      March 23, 1994
         /s/  P. J. DeMaria                 Treasurer and
- -------------------------------------         Director
           (P. J. DEMARIA)

  (IV) A MAJORITY OF THE DIRECTORS:

           *A. Joseph Dowd

           *C. A. Erikson

            *Henry Fayne

            *Wm. J. Lhota

         *James J. Markowsky



*By:      /s/ G. P. Maloney
  ----------------------------------                            March 23, 1994
  (G. P. MALONEY, ATTORNEY-IN-FACT)

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED. THE SIGNATURE OF THE UNDERSIGNED COMPANY SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO SUCH COMPANY AND ANY SUBSIDIARIES THEREOF.

                                        Indiana Michigan Power Company


                                          By:      /s/ G. P. Maloney
                                              ---------------------------------
                                             (G. P. MALONEY, VICE PRESIDENT)
Date: March 23, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----
  (I) PRINCIPAL EXECUTIVE OFFICER:

        *E. Linn Draper, Jr.           Chairman of the Board,
                                           Chief Executive
                                        Officer and Director

  (II) PRINCIPAL FINANCIAL OFFICER:


          /s/ G. P. Maloney              Vice President and     March 23, 1994
- -------------------------------------         Director
           (G. P. MALONEY)



 (III) PRINCIPAL ACCOUNTING OFFICER:

          /s/ P. J. DeMaria                Vice President,      March 23, 1994
- -------------------------------------       Treasurer and
           (P. J. DEMARIA)                    Director

  (IV) A MAJORITY OF THE DIRECTORS:

           *Mark A. Bailey

          *W. N. D'Onofrio

          *A. Joseph Dowd

            *Wm. J. Lhota

          *Richard C. Menge

            *R. E. Prater

           *D. B. Synowiec

           *W. E. Walters


*By:      /s/ G. P. Maloney                                     March 23, 1994
  ----------------------------------
  (G. P. MALONEY, ATTORNEY-IN-FACT)

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED. THE SIGNATURE OF THE UNDERSIGNED COMPANY SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO SUCH COMPANY AND ANY SUBSIDIARIES THEREOF.

                                        Kentucky Power Company


                                          By:      /s/ G. P. Maloney
                                              ---------------------------------
                                               (G. P. MALONEY, VICE PRESIDENT)
Date: March 23, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----
  (I) PRINCIPAL EXECUTIVE OFFICER:


        *E. Linn Draper, Jr.           Chairman of the Board,
                                           Chief Executive
                                        Officer and Director

  (II) PRINCIPAL FINANCIAL OFFICER:

          /s/ G. P. Maloney              Vice President and     March 23, 1994
- -------------------------------------         Director
           (G. P. MALONEY)

 (III) PRINCIPAL ACCOUNTING OFFICER:

          /s/ P. J. DeMaria                Vice President,      March 23, 1994
- -------------------------------------       Treasurer and
           (P. J. DEMARIA)                    Director

  (IV) A MAJORITY OF THE DIRECTORS:

          *C. R. Boyle, III

           *A. Joseph Dowd

            *Wm. J. Lhota

          *Ronald A. Petti



*By:     /s/ G. P. Maloney
  ---------------------------------                             March 23, 1994
  (G. P. MALONEY, ATTORNEY-IN-FACT)

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED. THE SIGNATURE OF THE UNDERSIGNED COMPANY SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO SUCH COMPANY AND ANY SUBSIDIARIES THEREOF.

                                        Ohio Power Company


                                          By:      /s/ G. P. Maloney
                                              ---------------------------------
                                             (G. P. MALONEY, VICE PRESIDENT)
Date: March 23, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.

             SIGNATURES                         TITLE                DATE
             ----------                         -----                ----
  (I) PRINCIPAL EXECUTIVE OFFICER:

        *E. Linn Draper, Jr.           Chairman of the Board,
                                           Chief Executive
                                        Officer and Director

  (II) PRINCIPAL FINANCIAL OFFICER:


          /s/ G. P. Maloney              Vice President and     March 23, 1994
- -------------------------------------         Director
           (G. P. MALONEY)

 (III) PRINCIPAL ACCOUNTING OFFICER:


          /s/ P. J. DeMaria                Vice President,      March 23, 1994
- -------------------------------------       Treasurer and
           (P. J. DEMARIA)                    Director

  (IV) A MAJORITY OF THE DIRECTORS:

           *A. Joseph Dowd

           *C. A. Erikson

            *Henry Fayne

            *Wm. J. Lhota

         *James J. Markowsky





*By:      /s/ G. P. Maloney                                     March 23, 1994
  ----------------------------------
   (G. P. MALONEY, ATTORNEY-IN-FACT)

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
                                                                            ----
 INDEPENDENT AUDITORS' REPORT..............................................  S-2
The following financial statement schedules for the years ended December
31, 1993, 1992 and
1991 are included in this report on the pages indicated.

 AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
   Schedule V     -- Property, Plant and Equipment........................   S-3
   Schedule VI    -- Accumulated Depreciation and Amortization
                     of Property, Plant and Equipment.....................   S-4
   Schedule VIII  -- Valuation and Qualifying Accounts and Reserves.......   S-5
   Schedule IX    -- Short-term Borrowings................................   S-6
 AEP GENERATING COMPANY
   Schedule V     -- Property, Plant and Equipment........................   S-7
   Schedule VI    -- Accumulated Depreciation
                     of Property, Plant and Equipment.....................   S-8
   Schedule IX    -- Short-term Borrowings................................   S-9
 APPALACHIAN POWER COMPANY AND SUBSIDIARIES
   Schedule V     -- Property, Plant and Equipment........................  S-10
   Schedule VI    -- Accumulated Depreciation and Amortization
                     of Property, Plant and Equipment.....................  S-11
   Schedule VIII  -- Valuation and Qualifying Accounts and Reserves.......  S-12
   Schedule IX    -- Short-term Borrowings................................  S-13
 COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
   Schedule V     -- Property, Plant and Equipment........................  S-14
   Schedule VI    -- Accumulated Depreciation
                     of Property, Plant and Equipment.....................  S-15
   Schedule VIII  -- Valuation and Qualifying Accounts and Reserves.......  S-16
   Schedule IX    -- Short-term Borrowings................................  S-17
 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
   Schedule V     -- Property, Plant and Equipment........................  S-18
   Schedule VI    -- Accumulated Depreciation and Amortization
                     of Property, Plant and Equipment.....................  S-19
   Schedule VIII  -- Valuation and Qualifying Accounts and Reserves.......  S-20
   Schedule IX    -- Short-term Borrowings................................  S-21
 KENTUCKY POWER COMPANY
   Schedule V     -- Property, Plant and Equipment........................  S-22
   Schedule VI    -- Accumulated Depreciation and Amortization
                     of Property, Plant and Equipment.....................  S-23
   Schedule VIII  -- Valuation and Qualifying Accounts and Reserves.......  S-24
   Schedule IX    -- Short-term Borrowings................................  S-25
 OHIO POWER COMPANY AND SUBSIDIARIES
   Schedule V     -- Property, Plant and Equipment........................  S-26
   Schedule VI    -- Accumulated Depreciation and Amortization
                     of Property, Plant and Equipment.....................  S-27
   Schedule VIII  -- Valuation and Qualifying Accounts and Reserves.......  S-28
   Schedule IX    -- Short-term Borrowings................................  S-29

                          INDEPENDENT AUDITORS' REPORT

American Electric Power Company, Inc. and Subsidiaries:

  We have audited the consolidated financial statements of American Electric Power Company, Inc. and its subsidiaries and the financial statements of certain of its subsidiaries, listed in Item 14 herein, as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our reports thereon dated February 22, 1994; such financial statements and reports are included in your respective 1993 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedules of American Electric Power Company, Inc. and its subsidiaries and of certain of its subsidiaries, listed in Item
14. These financial statement schedules are the responsibility of the respective Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the corresponding basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche
Columbus, Ohio
February 22, 1994

  AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES SCHEDULE V --
                         PROPERTY, PLANT AND EQUIPMENT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

           COLUMN A               COLUMN F    COLUMN F    COLUMN F    COLUMN F
- --------------------------------------------------------------------------------
                                    1993        1992        1991        1990
                                 ----------- ----------- ----------- -----------
                                 BALANCE AT  BALANCE AT  BALANCE AT  BALANCE AT
                                   END OF      END OF      END OF      END OF
        CLASSIFICATION             PERIOD      PERIOD      PERIOD      PERIOD
- --------------------------------------------------------------------------------
                                                 (IN THOUSANDS)
ELECTRIC UTILITY PLANT:
  Production:
   Steam -- Fossil-fired.......  $ 7,595,258 $ 7,663,103 $ 7,562,339 $ 6,598,477
   Steam -- Nuclear............    1,483,872   1,454,541   1,442,892   1,401,648
  Transmission.................    3,169,347   3,108,787   3,001,159   2,898,426
  Distribution.................    3,743,047   3,549,332   3,362,168   3,196,734
  General (including mining as-
   sets and nuclear fuel)......    1,406,159   1,443,436   1,485,322   1,429,040
  Construction Work in Pro-
   gress.......................      314,489     290,547     294,258   1,128,399
                                 ----------- ----------- ----------- -----------
   Total Electric Utility
    Plant......................   17,712,172  17,509,746  17,148,138  16,652,724
NONUTILITY PROPERTY AND OTHER
 PROPERTY INVESTMENTS..........      399,182     392,348     357,543     361,593
                                 ----------- ----------- ----------- -----------
   Total.......................  $18,111,354 $17,902,094 $17,505,681 $17,014,317
                                 =========== =========== =========== ===========

  Total additions of $676,404,000 in 1993, $718,154,000 in 1992 and
$733,909,000 in 1991 were less than 10% of the total as of the respective year-ends. Retirements or sales of $278,435,000 in 1993, $297,460,000 in 1992 and
$198,352,000 in 1991 were less than 10% of the total as of the respective year-ends. There were no additions to individual accounts in excess of two percent of total assets other than transfers from Construction Work in Progress. Amortization of nuclear fuel of $41,325,000 in 1993, $19,343,000 in 1992 and $50,124,000 in 1991 was credited directly to the property account and charged to fuel expense. In 1993 other charges include a reduction of $157,535,000 to reflect the PUCO disallowance of a portion of the Zimmer Plant investment as discussed in Note 3 of the Notes to Consolidated Financial Statements.

  The methods used to compute the annual provisions for depreciation are described in Note 1 of the Notes to Consolidated Financial Statements. The current provisions were determined using the following composite rates for functional classes of property:

FUNCTIONAL CLASS OF PROPERTY                               COMPOSITE ANNUAL RATE
- --------------------------------------------------------------------------------
  Production:
   Steam -- Fossil-fired.................................      3.2% to 4.6%
   Steam -- Nuclear......................................          3.4%
  Transmission...........................................      1.7% to 2.7%
  Distribution...........................................      3.4% to 4.2%
  General................................................      1.7% to 3.8%

 AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES SCHEDULE VI --
   ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       COLUMN A          COLUMN B   COLUMN C    COLUMN D   COLUMN E    COLUMN F
- --------------------------------------------------------------------------------
                                    ADDITIONS                OTHER
                         BALANCE AT CHARGED TO             CHANGES -- BALANCE AT
                         BEGINNING  COSTS AND  RETIREMENTS    ADD       END OF
      DESCRIPTION        OF PERIOD  EXPENSES    OR SALES    (DEDUCT)    PERIOD
- --------------------------------------------------------------------------------
                                             (IN THOUSANDS)
YEAR ENDED DECEMBER 31,
 1993
  ACCUMULATED DEPRECIA-
    TION AND
    AMORTIZATION OF
    ELECTRIC UTILITY
    PLANT:
    Production:
      Steam -- Fossil-
 fired.................. $3,031,186  $266,379   $102,831    $(10,299) $3,184,435
      Steam -- Nuclear..    691,605    57,274     26,196           1     722,684
    Transmission........    988,745    61,924     14,346       2,128   1,038,451
    Distribution........  1,060,477   131,114     72,527       1,693   1,120,757
    General.............    509,247    72,205     56,792      21,144     545,804
                         ----------  --------   --------    --------  ----------
        Total........... $6,281,260  $588,896   $272,692    $ 14,667  $6,612,131
                         ==========  ========   ========    ========  ==========
  ACCUMULATED DEPRECIA-
    TION AND
    AMORTIZATION OF NON-
    UTILITY PROPERTY AND
    OTHER PROPERTY IN-
    VESTMENTS........... $  112,089  $ 10,924   $ 12,196    $  8,283  $  119,100
                         ==========  ========   ========    ========  ==========
YEAR ENDED DECEMBER 31,
 1992:
  ACCUMULATED DEPRECIA-
    TION AND
    AMORTIZATION OF
    ELECTRIC UTILITY
    PLANT:
    Production:
      Steam -- Fossil-
 fired.................. $2,852,539  $260,053   $ 83,573    $  2,167  $3,031,186
      Steam -- Nuclear..    638,563    54,842      1,800                 691,605
    Transmission........    940,326    60,390     11,705        (266)    988,745
    Distribution........  1,010,778   126,184     77,317         832   1,060,477
    General.............    509,978    76,441     95,332      18,160     509,247
                         ----------  --------   --------    --------  ----------
        Total........... $5,952,184  $577,910   $269,727    $ 20,893  $6,281,260
                         ==========  ========   ========    ========  ==========
  ACCUMULATED DEPRECIA-
    TION AND
    AMORTIZATION OF NON-
    UTILITY PROPERTY AND
    OTHER PROPERTY IN-
    VESTMENTS........... $  100,293  $ 10,064   $   (178)   $  1,554  $  112,089
                         ==========  ========   ========    ========  ==========
YEAR ENDED DECEMBER 31,
 1991:
  ACCUMULATED DEPRECIA-
    TION AND
    AMORTIZATION OF
    ELECTRIC UTILITY
    PLANT:
    Production:
      Steam -- Fossil-
 fired.................. $2,659,971  $249,507   $ 57,998    $  1,059  $2,852,539
      Steam -- Nuclear..    589,526    55,140      6,033         (70)    638,563
    Transmission........    904,357    59,073     22,706        (398)    940,326
    Distribution........    953,193   120,499     64,364       1,450   1,010,778
    General.............    481,296    78,059     62,429      13,052     509,978
                         ----------  --------   --------    --------  ----------
        Total........... $5,588,343  $562,278   $213,530    $ 15,093  $5,952,184
                         ==========  ========   ========    ========  ==========
  ACCUMULATED DEPRECIA-
    TION AND
    AMORTIZATION OF NON-
    UTILITY PROPERTY AND
    OTHER PROPERTY IN-
    VESTMENTS........... $   95,070  $ 11,232   $  7,282    $  1,273  $  100,293
                         ==========  ========   ========    ========  ==========

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES SCHEDULE VIII --
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

        COLUMN A            COLUMN B        COLUMN C             COLUMN D       COLUMN E
- -----------------------------------------------------------------------------------------
                                            ADDITIONS
                                      -----------------------
                           BALANCE AT CHARGED TO   CHARGED TO                  BALANCE AT
                           BEGINNING  COSTS AND      OTHER                       END OF
      DESCRIPTION          OF PERIOD   EXPENSES     ACCOUNTS    DEDUCTIONS       PERIOD
- -----------------------------------------------------------------------------------------
                                               (IN THOUSANDS)
YEAR ENDED DECEMBER 31,
 1993:
  DEDUCTED FROM ASSETS:
    Accumulated Provision
       for
       Uncollectible Ac-
       counts............   $  7,287   $ 14,237     $ 4,163(a)   $21,639(b)     $  4,048
                            ========   ========     =======      =======        ========
  NOT SHOWN ELSEWHERE:
    Operating Reserves:
      Maintenance........   $  8,123   $(1,036)     $   184(c)   $ 3,918(d)     $  3,353
      Nuclear Plant
          Decommissioning
          Costs..........    146,451     23,255(e)      -0-          -0-         169,706
      Uranium Enrichment
          Decontamination
          and
          Decommissioning
          Fund Assess-
          ment...........     45,500        -0-         -0-       10,517(d)       34,983
      Workers' Compensa-
          tion and Other.     60,348     24,762       2,521       29,591(d,f)     58,040
                            --------   --------     -------      -------        --------
        Total............   $260,422   $ 46,981     $ 2,705      $44,026        $266,082
                            ========   ========     =======      =======        ========
YEAR ENDED DECEMBER 31,
 1992:
  DEDUCTED FROM ASSETS:
    Accumulated Provision
       for
       Uncollectible Ac-
       counts............   $  9,599   $ 12,888     $ 4,096(a)   $19,296(b)     $  7,287
                            ========   ========     =======      =======        ========
  NOT SHOWN ELSEWHERE:
    Operating Reserves:
      Maintenance........   $ 12,874   $   (878)    $   385(c)   $ 4,258(d)     $  8,123
      Nuclear Plant
          Decommissioning
          Costs..........    125,716     20,735(e)      -0-          -0-         146,451
      Uranium Enrichment
          Decontamination
          and
          Decommissioning
          Fund Assess-
          ment...........        -0-        -0-      45,500          -0-          45,500
      Workers' Compensa-
          tion and Other.     52,987     29,012      12,956       34,607(d)       60,348
                            --------   --------     -------      -------        --------
        Total............   $191,577    $48,869     $58,841      $38,865        $260,422
                            ========   ========     =======      =======        ========
YEAR ENDED DECEMBER 31,
 1991:
  DEDUCTED FROM ASSETS:
    Accumulated Provision
       for
       Uncollectible Ac-
       counts............   $ 11,827    $12,517     $ 3,625(a)   $18,370(b)     $  9,599
                            ========   ========     =======      =======        ========
  NOT SHOWN ELSEWHERE:
    Operating Reserves:
      Maintenance........   $ 20,831   $ (1,531)    $   221(c)   $ 6,647(d)     $ 12,874
      Nuclear Plant
          Decommissioning
          Costs..........    106,632     19,084(e)      -0-          -0-         125,716
      Workers' Compensa-
          tion and Other.     47,142     29,449       2,987       26,591(d)       52,987
                            --------   --------     -------      -------        --------
        Total............   $174,605    $47,002     $ 3,208      $33,238        $191,577
                            ========   ========     =======      =======        ========

- --------
  (a)Recoveries on accounts previously written off.
  (b)Uncollectible accounts written off.
  (c)Billings to others.
  (d)Payments and accrual adjustments.
  (e)Includes interest on trust funds.
  (f)Adjust royalty provision.

 AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES SCHEDULE IX --
                             SHORT-TERM BORROWINGS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

        COLUMN A          COLUMN B  COLUMN C  COLUMN D    COLUMN E     COLUMN F
- ----------------------------------------------------------------------------------
                                               MAXIMUM     AVERAGE     WEIGHTED
      CATEGORY OF                   WEIGHTED   AMOUNT      AMOUNT       AVERAGE
       AGGREGATE         BALANCE AT AVERAGE  OUTSTANDING OUTSTANDING INTEREST RATE
       SHORT-TERM          END OF   INTEREST DURING THE  DURING THE   DURING THE
       BORROWINGS          PERIOD     RATE     PERIOD    PERIOD (A)   PERIOD (B)
- ----------------------------------------------------------------------------------
                                          (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31,
 1993:
  Notes Payable......... $  65,526    3.5%    $  70,425   $  47,282       3.3%
  Commercial Paper......   213,450    3.7       256,950     141,829       3.3
YEAR ENDED DECEMBER 31,
 1992:
  Notes Payable......... $  79,150    4.0%     $115,875    $ 72,889       3.9%
  Commercial Paper......   174,004    4.1       314,355     167,328       4.2
YEAR ENDED DECEMBER 31,
 1991:
  Notes Payable......... $  76,783    5.3%     $149,970    $ 82,886       6.3%
  Commercial Paper......   335,600    5.4       335,600     170,528       6.3

- --------
  (a)Sum of month-end short-term borrowings divided by number of months outstanding.
  (b)Interest for the period divided by average amount outstanding.

       AEP GENERATING COMPANY SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             COLUMN A                COLUMN F   COLUMN F   COLUMN F   COLUMN F
- -------------------------------------------------------------------------------
                                       1993       1992       1991       1990
                                    ---------- ---------- ---------- ----------
                                    BALANCE AT BALANCE AT BALANCE AT BALANCE AT
                                      END OF     END OF     END OF     END OF
          CLASSIFICATION             PERIOD     PERIOD     PERIOD      PERIOD
- -------------------------------------------------------------------------------
                                                  (IN THOUSANDS)
ELECTRIC UTILITY PLANT:
  Production -- Steam -- Fossil-
 fired.............................  $627,502   $622,274   $619,728   $616,469
  General..........................     1,757      1,774      1,809      1,830
  Construction Work in Progress....     1,773      3,933      3,762      4,654
                                     --------   --------   --------   --------
    Total..........................  $631,032   $627,981   $625,299   $622,953
                                     ========   ========   ========   ========

  Total additions of $4,089,000 in 1993, $4,512,000 in 1992 and $3,796,000 in
1991 were less than 10% of the total as of the respective year-ends. Retirements or sales of $1,038,000 in 1993, $1,830,000 in 1992 and $1,450,000
in 1991 were less than 10% of the total as of the respective year-ends. There were no additions to individual accounts in excess of two percent of total assets.

  The methods used to compute the annual provisions for depreciation are described in Note 1 of the Notes to Financial Statements. The current provisions were determined using the following composite rates for functional classes of property:

FUNCTIONAL CLASS OF PROPERTY                               COMPOSITE ANNUAL RATE
- --------------------------------------------------------------------------------
      Production -- Steam-- Fossil-fired..................         3.5%
      General.............................................         3.8%

  AEP GENERATING COMPANY SCHEDULE VI -- ACCUMULATED DEPRECIATION OF PROPERTY,
                              PLANT AND EQUIPMENT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

        COLUMN A          COLUMN B   COLUMN C   COLUMN D    COLUMN E   COLUMN F
- --------------------------------------------------------------------------------
                                    ADDITIONS                OTHER
                         BALANCE AT CHARGED TO             CHANGES -- BALANCE AT
                         BEGINNING  COSTS AND  RETIREMENTS    ADD       END OF
      DESCRIPTION        OF PERIOD  EXPENSES    OR SALES    (DEDUCT)    PERIOD
- --------------------------------------------------------------------------------
                                             (IN THOUSANDS)
YEAR ENDED DECEMBER 31,
 1993:
  ACCUMULATED DEPRECIA-
    TION
    OF ELECTRIC UTILITY
    PLANT:
    Production --
        Steam-- Fossil-
        fired...........  $160,443   $21,899     $  980       $-0-     $181,362
    General.............       215        40         30                     225
                          --------   -------     ------       ----     --------
      Total.............  $160,658   $21,939     $1,010       $-0-     $181,587
                          ========   =======     ======       ====     ========
YEAR ENDED DECEMBER 31,
 1992:
  ACCUMULATED DEPRECIA-
    TION
    OF ELECTRIC UTILITY
    PLANT:
    Production --
        Steam-- Fossil-
        fired...........  $140,465   $21,679     $1,701       $-0-     $160,443
    General.............       201        45         31                     215
                          --------   -------     ------       ----     --------
      Total.............  $140,666   $21,724     $1,732       $-0-     $160,658
                          ========   =======     ======       ====     ========
YEAR ENDED DECEMBER 31,
 1991:
  ACCUMULATED DEPRECIA-
    TION
    OF ELECTRIC UTILITY
    PLANT:
    Production --
        Steam-- Fossil-
        fired...........  $120,447   $21,506     $1,491       $  3     $140,465
    General.............       156        59         11         (3)         201
                          --------   -------     ------       ----     --------
      Total.............  $120,603   $21,565     $1,502       $-0-     $140,666
                          ========   =======     ======       ====     ========

          AEP GENERATING COMPANY SCHEDULE IX -- SHORT-TERM BORROWINGS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

        COLUMN A          COLUMN B  COLUMN C  COLUMN D    COLUMN E     COLUMN F
- ----------------------------------------------------------------------------------
                                               MAXIMUM     AVERAGE     WEIGHTED
      CATEGORY OF                   WEIGHTED   AMOUNT      AMOUNT       AVERAGE
       AGGREGATE         BALANCE AT AVERAGE  OUTSTANDING OUTSTANDING INTEREST RATE
       SHORT-TERM          END OF   INTEREST DURING THE  DURING THE   DURING THE
      BORROWINGS           PERIOD     RATE     PERIOD    PERIOD (A)   PERIOD (B)
- ----------------------------------------------------------------------------------
                                          (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31,
 1993:
  Notes Payable.........  $15,250     3.5%     $15,250     $15,250        3.4%
YEAR ENDED DECEMBER 31,
 1992:
  Notes Payable.........  $   -0-      --%     $   -0-     $   -0-         --%
YEAR ENDED DECEMBER 31,
 1991:
  Notes Payable.........  $   -0-      --%     $   -0-     $   -0-         --%

- --------
  (a)Sum of month-end short-term borrowings divided by number of months outstanding.
  (b)Interest for the period divided by average amount outstanding.

  APPALACHIAN POWER COMPANY AND SUBSIDIARIES SCHEDULE V -- PROPERTY, PLANT AND
                                   EQUIPMENT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             COLUMN A                 COLUMN F   COLUMN F   COLUMN F   COLUMN F
- --------------------------------------------------------------------------------
                                        1993       1992       1991       1990
                                     ---------- ---------- ---------- ----------
                                     BALANCE AT BALANCE AT BALANCE AT BALANCE AT
                                       END OF     END OF     END OF     END OF
          CLASSIFICATION               PERIOD    PERIOD     PERIOD     PERIOD
- --------------------------------------------------------------------------------
                                                   (IN THOUSANDS)
ELECTRIC UTILITY PLANT:
  Production:
    Steam -- Fossil-fired..........  $1,631,038 $1,605,660 $1,589,041 $1,550,486
    Hydro..........................     149,967    146,048    144,971    143,482
  Transmission.....................     987,147    956,169    893,110    857,490
  Distribution.....................   1,225,436  1,153,799  1,086,706  1,021,681
  General..........................     140,942    131,654    112,648     93,342
  Construction Work in Progress....      59,170     45,405     58,357     54,034
                                     ---------- ---------- ---------- ----------
    Total Electric Utility Plant...   4,193,700  4,038,735  3,884,833  3,720,515
NONUTILITY PROPERTY AND OTHER PROP-
 ERTY INVESTMENTS..................      86,275     87,908     87,059     85,791
                                     ---------- ---------- ---------- ----------
    Total..........................  $4,279,975 $4,126,643 $3,971,892 $3,806,306
                                     ========== ========== ========== ==========

  Total additions of $201,169,000 in 1993, $198,116,000 in 1992 and
$196,937,000 in 1991 were less than 10% of the total as of the respective year-ends. Retirements or sales of $47,254,000 in 1993, $42,926,000 in 1992 and
$32,428,000 in 1991 were less than 10% of the total as of the respective year-ends. There were no additions to individual accounts in excess of two percent of total assets other than transfers from Construction Work in Progress.

  The methods used to compute the annual provisions for depreciation are described in Note 1 of the Notes to Consolidated Financial Statements. The current provisions were determined using the following composite rates for functional classes of property:

FUNCTIONAL CLASS OF PROPERTY                               COMPOSITE ANNUAL RATE
- --------------------------------------------------------------------------------
   Production:
      Steam -- Fossil-fired...............................          3.6%
      Hydro...............................................          2.5%
   Transmission...........................................          2.2%
   Distribution...........................................          3.5%
   General................................................          3.3%

     APPALACHIAN POWER COMPANY AND SUBSIDIARIES SCHEDULE VI -- ACCUMULATED
         DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       COLUMN A          COLUMN B   COLUMN C    COLUMN D   COLUMN E    COLUMN F
- --------------------------------------------------------------------------------
                                    ADDITIONS                OTHER
                         BALANCE AT CHARGED TO             CHANGES -- BALANCE AT
                         BEGINNING  COSTS AND  RETIREMENTS    ADD       END OF
      DESCRIPTION        OF PERIOD  EXPENSES    OR SALES    (DEDUCT)    PERIOD
- --------------------------------------------------------------------------------
                                             (IN THOUSANDS)
YEAR ENDED DECEMBER 31,
 1993:
  ACCUMULATED DEPRECIA-
    TION AND
    AMORTIZATION OF
    ELECTRIC UTILITY
    PLANT:
    Production:
      Steam -- Fossil-
 fired.................. $  770,638  $ 57,009    $17,212     $1,081   $  811,516
      Hydro.............     68,895     3,356        376         (2)      71,873
    Transmission........    255,010    20,202      5,459        116      269,869
    Distribution........    341,780    40,966     27,966       (129)     354,651
    General.............     40,755     7,346      5,774        619       42,946
                         ----------  --------    -------     ------   ----------
      Total............. $1,477,078  $128,879    $56,787     $1,685   $1,550,855
                         ==========  ========    =======     ======   ==========
  ACCUMULATED
    DEPRECIATION AND
    AMORTIZATION
    OF NONUTILITY
    PROPERTY AND OTHER
    PROPERTY
    INVESTMENTS......... $   35,874  $  1,844    $   512     $  664   $   37,870
                         ==========  ========    =======     ======   ==========
YEAR ENDED DECEMBER 31,
 1992:
  ACCUMULATED DEPRECIA-
    TION AND
    AMORTIZATION OF
    ELECTRIC UTILITY
    PLANT:
    Production:
      Steam -- Fossil-
 fired.................. $  727,961  $ 53,934    $12,262     $1,005   $  770,638
      Hydro.............     66,603     2,717        425                  68,895
    Transmission........    241,793    19,141      5,912        (12)     255,010
    Distribution........    330,855    40,110     29,196         11      341,780
    General.............     37,862     6,676      4,028        245       40,755
                         ----------  --------    -------     ------   ----------
      Total............. $1,405,074  $122,578    $51,823     $1,249   $1,477,078
                         ==========  ========    =======     ======   ==========
  ACCUMULATED DEPRECIA-
    TION AND AMORTIZA-
    TION
    OF NONUTILITY PROP-
    ERTY AND
    OTHER PROPERTY IN-
    VESTMENTS........... $   32,865  $  1,858    $     4     $1,155   $   35,874
                         ==========  ========    =======     ======   ==========
YEAR ENDED DECEMBER 31,
 1991:
  ACCUMULATED DEPRECIA-
    TION AND
    AMORTIZATION OF
    ELECTRIC UTILITY
    PLANT:
    Production:
      Steam -- Fossil-
 fired.................. $  684,633  $ 52,686    $10,339     $  981   $  727,961
      Hydro.............     64,154     2,701        253          1       66,603
    Transmission........    229,699    18,113      5,426       (593)     241,793
    Distribution........    312,964    37,621     20,328        598      330,855
    General.............     36,859     5,448      4,891        446       37,862
                         ----------  --------    -------     ------   ----------
      Total............. $1,328,309  $116,569    $41,237     $1,433   $1,405,074
                         ==========  ========    =======     ======   ==========
  ACCUMULATED DEPRECIA-
    TION AND AMORTIZA-
    TION
    OF NONUTILITY PROP-
    ERTY AND
    OTHER PROPERTY IN-
    VESTMENTS........... $   30,214  $  1,868    $   155     $  938   $   32,865
                         ==========  ========    =======     ======   ==========

   APPALACHIAN POWER COMPANY AND SUBSIDIARIES SCHEDULE VIII -- VALUATION AND
                        QUALIFYING ACCOUNTS AND RESERVES
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       COLUMN A           COLUMN B         COLUMN C         COLUMN D     COLUMN E
- ----------------------------------------------------------------------------------
                                           ADDITIONS
                                     ---------------------
                          BALANCE AT CHARGED TO CHARGED TO              BALANCE AT
                          BEGINNING  COSTS AND    OTHER                   END OF
      DESCRIPTION         OF PERIOD  EXPENSES   ACCOUNTS   DEDUCTIONS     PERIOD
- ----------------------------------------------------------------------------------
                                              (IN THOUSANDS)
YEAR ENDED DECEMBER 31,
 1993:
  DEDUCTED FROM ASSETS:
    Accumulated Provi-
       sion for
       Uncollectible Ac-
       counts...........   $   724     $3,392      $627(a)   $3,399(b)   $ 1,344
                           =======     ======      ====      ======      =======
  NOT SHOWN ELSEWHERE:
    Operating Reserves
       for
       Workers' Compen-
       sation and Other.   $ 9,159     $6,021      $738      $3,940(c)   $11,978
                           =======     ======      ====      ======      =======
YEAR ENDED DECEMBER 31,
 1992:
  DEDUCTED FROM ASSETS:
    Accumulated Provi-
       sion for
       Uncollectible Ac-
       counts...........   $   987     $1,810      $672(a)   $2,745(b)   $   724
                           =======     ======      ====      ======      =======
  NOT SHOWN ELSEWHERE:
    Operating Reserves
 for
      Workers' Compensa-
           tion and Oth-
           er...........   $ 9,033     $3,486      $518      $3,878(c)   $ 9,159
                           =======     ======      ====      ======      =======
YEAR ENDED DECEMBER 31,
 1991:
  DEDUCTED FROM ASSETS:
    Accumulated Provi-
       sion for
       Uncollectible Ac-
       counts...........   $   989     $2,036      $527(a)   $2,565(b)   $   987
                           =======     ======      ====      ======      =======
  NOT SHOWN ELSEWHERE:
    Operating Reserves
 for
      Workers' Compensa-
           tion and Oth-
           er...........   $10,822     $3,397      $490      $5,676(c)   $ 9,033
                           =======     ======      ====      ======      =======

- --------
  (a) Recoveries on accounts previously written off.
  (b) Uncollectible accounts written off.
  (c) Payments and transfers.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES SCHEDULE IX -- SHORT-TERM BORROWINGS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       COLUMN A          COLUMN B   COLUMN C   COLUMN D    COLUMN E     COLUMN F
- -----------------------------------------------------------------------------------
                                                MAXIMUM     AVERAGE     WEIGHTED
      CATEGORY OF                   WEIGHTED    AMOUNT      AMOUNT       AVERAGE
       AGGREGATE         BALANCE AT  AVERAGE  OUTSTANDING OUTSTANDING INTEREST RATE
       SHORT-TERM          END OF   INTEREST  DURING THE  DURING THE   DURING THE
      BORROWINGS          PERIOD      RATE      PERIOD    PERIOD (A)   PERIOD (B)
- -----------------------------------------------------------------------------------
                                           (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31,
 1993:
  Notes Payable.........  $ 3,400      3.6%     $19,000     $ 5,021        3.3%
  Commercial Paper......   36,100      3.4       78,050      49,548        3.2
YEAR ENDED DECEMBER 31,
 1992:
  Notes Payable.........  $ 4,300      4.0%     $ 5,050     $ 4,692        4.1%
  Commercial Paper......   75,550      3.9       80,500      46,665        4.5
YEAR ENDED DECEMBER 31,
 1991:
  Notes Payable.........  $ 5,150      5.1%     $17,950     $ 7,523        6.3%
  Commercial Paper......   93,900      5.2       93,900      36,584        6.7

- --------
  (a) Sum of month-end short-term borrowings divided by number of months outstanding.
  (b) Interest for the period divided by average amount outstanding.

 COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES SCHEDULE V -- PROPERTY, PLANT
                                 AND EQUIPMENT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             COLUMN A                 COLUMN F   COLUMN F   COLUMN F   COLUMN F
- --------------------------------------------------------------------------------
                                        1993       1992       1991       1990
                                     ---------- ---------- ---------- ----------
                                     BALANCE AT BALANCE AT BALANCE AT BALANCE AT
                                       END OF     END OF     END OF     END OF
          CLASSIFICATION              PERIOD     PERIOD     PERIOD      PERIOD
- --------------------------------------------------------------------------------
                                                   (IN THOUSANDS)
ELECTRIC UTILITY PLANT:
  Production -- Steam -- Fossil-
fired..............................  $1,443,506 $1,586,554 $1,581,389 $  712,451
  Transmission.....................     295,539    292,125    282,610    267,777
  Distribution.....................     755,342    719,781    685,486    652,894
  General..........................      97,874     94,599     93,262     89,617
  Construction Work in Progress....      52,794     31,447     24,512    852,760
                                     ---------- ---------- ---------- ----------
    Total Electric Utility Plant...   2,645,055  2,724,506  2,667,259  2,575,499
NONUTILITY PROPERTY AND OTHER PROP-
 ERTY INVESTMENTS..................      20,465     19,253     18,219     17,900
                                     ---------- ---------- ---------- ----------
    Total..........................  $2,665,520 $2,743,759 $2,685,478 $2,593,399
                                     ========== ========== ========== ==========

  Total additions of $97,455,000 in 1993, $80,279,000 in 1992 and $111,856,000
in 1991 were less than 10% of the total as of the respective year-ends. Retirements or sales of $18,161,000 in 1993, $21,999,000 in 1992 and
$19,773,000 in 1991 were less than 10% of the total as of the respective year-ends. There were no additions to individual accounts in excess of two percent of total assets other than transfers from Construction Work in Progress. In 1993 other charges include a reduction of $157,535,000 to reflect the PUCO disallowance of a portion of the Zimmer Plant investment as discussed in Note 2 of the Notes to Consolidated Financial Statements.

  The methods used to compute the annual provisions for depreciation are described in Note 1 of the Notes to Consolidated Financial Statements. The current provisions were determined using the following composite rates for functional classes of property:

FUNCTIONAL CLASS OF PROPERTY                               COMPOSITE ANNUAL RATE
- --------------------------------------------------------------------------------
  Production -- Steam -- Fossil-fired.....................         3.2%
  Transmission............................................         2.3%
  Distribution............................................         3.7%
  General.................................................         3.5%

  COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES SCHEDULE VI -- ACCUMULATED
                 DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       COLUMN A          COLUMN B   COLUMN C    COLUMN D   COLUMN E       COLUMN F
- -----------------------------------------------------------------------------------
                                    ADDITIONS                OTHER
                         BALANCE AT CHARGED TO             CHANGES --    BALANCE AT
                         BEGINNING  COSTS AND  RETIREMENTS    ADD          END OF
      DESCRIPTION        OF PERIOD  EXPENSES    OR SALES   (DEDUCT)        PERIOD
- -----------------------------------------------------------------------------------
                                             (IN THOUSANDS)
YEAR ENDED DECEMBER 31,
 1993:
  ACCUMULATED DEPRECIA-
    TION
    OF ELECTRIC UTILITY
    PLANT:
    Production --
Steam -- Fossil-fired...  $336,754   $48,779     $ 6,847    $(10,213)(a)  $368,473
    Transmission........   117,462     6,351         586                   123,227
    Distribution........   272,536    27,043       8,392          (4)      291,183
    General.............    27,615     5,398       4,083           4        28,934
                          --------   -------     -------    --------      --------
      Total.............  $754,367   $87,571     $19,908    $(10,213)     $811,817
                          ========   =======     =======    ========      ========
  ACCUMULATED DEPRECIA-
    TION
    OF NONUTILITY PROP-
    ERTY AND
    OTHER PROPERTY IN-
    VESTMENTS...........  $    932   $   120     $   221    $    -0-      $    831
                          ========   =======     =======    ========      ========
YEAR ENDED DECEMBER 31,
 1992:
  ACCUMULATED DEPRECIA-
    TION
    OF ELECTRIC UTILITY
    PLANT:
    Production --
Steam -- Fossil-fired...  $298,466   $50,423     $12,135                  $336,754
    Transmission........   112,456     6,493       1,061    $   (426)      117,462
    Distribution........   254,597    26,250       8,737         426       272,536
    General.............    27,566     4,602       4,508         (45)       27,615
                          --------   -------     -------    --------      --------
      Total.............  $693,085   $87,768     $26,441    $    (45)     $754,367
                          ========   =======     =======    ========      ========
  ACCUMULATED DEPRECIA-
    TION
    OF NONUTILITY PROP-
    ERTY AND
    OTHER PROPERTY IN-
    VESTMENTS...........  $    777   $   160     $    50    $     45      $    932
                          ========   =======     =======    ========      ========
YEAR ENDED DECEMBER 31,
 1991:
  ACCUMULATED DEPRECIA-
    TION
    OF ELECTRIC UTILITY
    PLANT:
    Production --
Steam -- Fossil-fired...  $265,452   $43,051     $10,037                  $298,466
    Transmission........   106,471     6,760         753    $    (22)      112,456
    Distribution........   236,574    25,759       7,758          22       254,597
    General.............    30,644     4,348       7,395         (31)       27,566
                          --------   -------     -------    --------      --------
      Total.............  $639,141   $79,918     $25,943    $    (31)     $693,085
                          ========   =======     =======    ========      ========
  ACCUMULATED DEPRECIA-
    TION
    OF NONUTILITY PROP-
    ERTY AND
    OTHER PROPERTY IN-
    VESTMENTS...........  $    877   $   142     $   287    $     45      $    777
                          ========   =======     =======    ========      ========

- --------
  (a) Reflects the write-off of accumulated depreciation related to a portion of the Zimmer Plant investment that was disallowed by the PUCO as discussed in
Note 2 of the Notes to Consolidated Financial Statements.

COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES SCHEDULE VIII -- VALUATION AND
                        QUALIFYING ACCOUNTS AND RESERVES
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       COLUMN A          COLUMN B         COLUMN C          COLUMN D     COLUMN E
- ----------------------------------------------------------------------------------
                                          ADDITIONS
                                    ---------------------
                         BALANCE AT CHARGED TO CHARGED TO               BALANCE AT
                         BEGINNING  COSTS AND    OTHER                    END OF
     DESCRIPTION         OF PERIOD  EXPENSES   ACCOUNTS    DEDUCTIONS     PERIOD
- ----------------------------------------------------------------------------------
                                             (IN THOUSANDS)
YEAR ENDED DECEMBER 31,
 1993:
  DEDUCTED FROM ASSETS:
    Accumulated Provi-
       sion for
       Uncollectible
       Accounts........    $1,332     $4,167     $2,106(a)   $6,614(b)    $  991
                           ======     ======     ======      ======       ======
  NOT SHOWN ELSEWHERE:
    Operating Reserves
       for
       Workers' Compen-
       sation and Oth-
       er..............    $3,226     $2,026     $  207      $  432       $5,027
                           ======     ======     ======      ======       ======
YEAR ENDED DECEMBER 31,
 1992:
  DEDUCTED FROM ASSETS:
    Accumulated Provi-
       sion for
       Uncollectible
       Accounts........    $1,134     $4,593     $1,981(a)   $6,376(b)    $1,332
                           ======     ======     ======      ======       ======
  NOT SHOWN ELSEWHERE:
    Operating Reserves
       for
       Workers' Compen-
       sation and Oth-
       er..............    $3,779     $  (63)    $  123      $  613(c)    $3,226
                           ======     ======     ======      ======       ======
YEAR ENDED DECEMBER 31,
 1991:
  DEDUCTED FROM ASSETS:
    Accumulated Provi-
       sion for
       Uncollectible
       Accounts........    $1,272     $4,407     $1,753(a)   $6,298(b)    $1,134
                           ======     ======     ======      ======       ======
  NOT SHOWN ELSEWHERE:
    Operating Reserves
       for
       Workers' Compen-
       sation and Oth-
       er..............    $1,620     $2,704     $   59      $  604(c)    $3,779
                           ======     ======     ======      ======       ======

- --------
  (a) Recoveries on accounts previously written off.
  (b) Uncollectible accounts written off.
  (c) Payments.

   COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES SCHEDULE IX -- SHORT-TERM
                                   BORROWINGS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       COLUMN A          COLUMN B   COLUMN C   COLUMN D    COLUMN E     COLUMN F
- -----------------------------------------------------------------------------------
                                                MAXIMUM     AVERAGE     WEIGHTED
      CATEGORY OF                   WEIGHTED    AMOUNT      AMOUNT       AVERAGE
       AGGREGATE         BALANCE AT  AVERAGE  OUTSTANDING OUTSTANDING INTEREST RATE
       SHORT-TERM          END OF   INTEREST  DURING THE  DURING THE   DURING THE
      BORROWINGS          PERIOD      RATE      PERIOD    PERIOD (A)   PERIOD (B)
- -----------------------------------------------------------------------------------
                                           (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31,
 1993:
  Notes Payable.........  $12,500      3.6%     $37,250     $22,861        3.3%
  Commercial Paper......   12,725      3.8       60,250      21,756        3.3
YEAR ENDED DECEMBER 31,
 1992:
  Notes Payable.........  $34,750      3.9%     $71,600     $36,534        3.8%
  Commercial Paper......   19,069      4.2       73,910      45,251        4.1
YEAR ENDED DECEMBER 31,
 1991:
  Notes Payable.........  $15,725      5.2%     $52,275     $31,583        6.2%
  Commercial Paper......   50,475      5.6       50,475      26,929        6.3

- --------
  (a) Sum of month-end short-term borrowings divided by number of months outstanding.
  (b) Interest for the period divided by average amount outstanding.

 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES SCHEDULE V -- PROPERTY, PLANT
                                 AND EQUIPMENT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

           COLUMN A             COLUMN F   COLUMN F   COLUMN F    COLUMN F
- -------------------------------------------------------------------------------
                                   1993       1992       1991       1990
                                ---------- ---------- ---------- ---------- ---
                                BALANCE AT BALANCE AT BALANCE AT BALANCE AT
                                  END OF     END OF     END OF     END OF
        CLASSIFICATION           PERIOD     PERIOD     PERIOD      PERIOD
- -------------------------------------------------------------------------------
                                              (IN THOUSANDS)
ELECTRIC UTILITY PLANT:
  Production:
    Steam -- Fossil-fired...... $1,118,655 $1,105,364 $1,085,337 $1,074,214
    Steam -- Nuclear...........  1,483,872  1,454,541  1,442,892  1,401,648
  Transmission.................    839,198    829,507    815,742    786,206
  Distribution.................    608,752    576,309    551,055    520,988
  General (including nuclear
 fuel).........................    152,470    182,414    157,340    185,781
  Construction Work in Pro-
 gress.........................     88,010    118,345     83,454     97,390
                                ---------- ---------- ---------- ----------
    Total Electric Utility
 Plant.........................  4,290,957  4,266,480  4,135,820  4,066,227
NONUTILITY PROPERTY AND OTHER
 PROPERTY INVESTMENTS..........    193,493    191,743    190,518    200,405
                                ---------- ---------- ---------- ----------
    Total...................... $4,484,450 $4,458,223 $4,326,338 $4,266,632
                                ========== ========== ========== ==========

  Total additions of $125,247,000 in 1993, $175,728,000 in 1992 and
$149,187,000 in 1991 were less than 10% of the total as of the respective year-ends. Retirements or sales of $61,586,000 in 1993, $25,301,000 in 1992 and
$40,396,000 in 1991 were less than 10% of the total as of the respective year-ends. There were no additions to individual accounts in excess of two percent of total assets other than transfers from Construction Work in Progress. Amortization of nuclear fuel of $41,325,000 in 1993, $19,343,000 in 1992 and $50,124,000 in 1991 was credited directly to the property account and charged to fuel expense.

  The methods used to compute the annual provisions for depreciation are described in Note 1 of the Notes to Consolidated Financial Statements. The current provisions were determined using the following composite rates for functional classes of property:

FUNCTIONAL CLASS OF PROPERTY                               COMPOSITE ANNUAL RATE
- --------------------------------------------------------------------------------
  Production:
    Steam -- Fossil-fired.................................         4.6%
    Steam -- Nuclear......................................         3.4%
  Transmission............................................         1.9%
  Distribution............................................         4.2%
  General.................................................         3.8%

   INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES SCHEDULE VI -- ACCUMULATED
         DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                COLUMN A                    COLUMN B   COLUMN C    COLUMN D   COLUMN E    COLUMN F
- ---------------------------------------------------------------------------------------------------
                                                       ADDITIONS                OTHER
                                            BALANCE AT CHARGED TO             CHANGES -- BALANCE AT
                                            BEGINNING  COSTS AND  RETIREMENTS    ADD       END OF
              DESCRIPTION                   OF PERIOD  EXPENSES    OR SALES   (DEDUCT)     PERIOD
- ---------------------------------------------------------------------------------------------------
                                                                (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1993:
  ACCUMULATED DEPRECIATION AND
    AMORTIZATION OF ELECTRIC UTILITY
    PLANT:
    Production:
      Steam -- Fossil-fired..............   $  447,978  $ 42,417    $14,608     $    6   $  475,793
      Steam -- Nuclear...................      691,605    57,274     26,196          1      722,684
    Transmission.........................      277,512    17,316      1,717        (17)     293,094
    Distribution.........................      180,363    21,710     11,179         17      190,911
    General..............................       33,980     5,610      7,228        (15)      32,347
                                            ----------  --------    -------     ------   ----------
        Total............................   $1,631,438  $144,327    $60,928     $   (8)  $1,714,829
                                            ==========  ========    =======     ======   ==========
  ACCUMULATED DEPRECIATION AND
    AMORTIZATION
    OF NONUTILITY PROPERTY AND OTHER
    PROPERTY INVESTMENTS.................   $   62,766  $  7,992    $ 9,615     $7,616   $   68,759
                                            ==========  ========    =======     ======   ==========
YEAR ENDED DECEMBER 31, 1992:
  ACCUMULATED DEPRECIATION AND
    AMORTIZATION OF ELECTRIC UTILITY
    PLANT:
    Production:
      Steam -- Fossil-fired..............   $  419,455  $ 40,964    $12,427     $  (14)  $  447,978
      Steam -- Nuclear...................      638,563    54,842      1,800                 691,605
    Transmission.........................      259,890    17,076       (446)       100      277,512
    Distribution.........................      171,809    20,349     11,690       (105)     180,363
    General..............................       31,632     5,126      2,795         17       33,980
                                            ----------  --------    -------     ------   ----------
        Total............................   $1,521,349  $138,357    $28,266     $   (2)  $1,631,438
                                            ==========  ========    =======     ======   ==========
  ACCUMULATED DEPRECIATION AND
   AMORTIZATION OF NONUTILITY PROPERTY AND
   OTHER PROPERTY INVESTMENTS............   $   55,028  $  7,296    $   (93)    $  349   $   62,766
                                            ==========  ========    =======     ======   ==========
YEAR ENDED DECEMBER 31, 1991:
  ACCUMULATED DEPRECIATION AND
    AMORTIZATION OF ELECTRIC UTILITY
    PLANT:
    Production:
      Steam -- Fossil-fired..............   $  386,116  $ 40,567    $ 7,302     $   74   $  419,455
      Steam -- Nuclear...................      589,526    55,140      6,033        (70)     638,563
    Transmission.........................      251,438    16,767      8,369         54      259,890
    Distribution.........................      163,965    19,424     11,582          2      171,809
    General..............................       30,240     5,259      3,775        (92)      31,632
                                            ----------  --------    -------     ------   ----------
        Total............................   $1,421,285  $137,157    $37,061     $  (32)  $1,521,349
                                            ==========  ========    =======     ======   ==========
  ACCUMULATED DEPRECIATION AND
   AMORTIZATION OF NONUTILITY PROPERTY
 AND   OTHER PROPERTY INVESTMENTS........   $   52,730  $  8,767    $ 6,759     $  290   $   55,028
                                            ==========  ========    =======     ======   ==========

 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES SCHEDULE VIII -- VALUATION AND
                        QUALIFYING ACCOUNTS AND RESERVES
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

        COLUMN A           COLUMN B         COLUMN C             COLUMN D        COLUMN E
- ------------------------------------------------------------------------------------------
                                            ADDITIONS
                                      -----------------------
                           BALANCE AT CHARGED TO   CHARGED TO                   BALANCE AT
                           BEGINNING  COSTS AND      OTHER                        END OF
      DESCRIPTION          OF PERIOD  EXPENSES     ACCOUNTS     DEDUCTIONS        PERIOD
- ------------------------------------------------------------------------------------------
                                               (IN THOUSANDS)
YEAR ENDED DECEMBER 31,
 1993:
  DEDUCTED FROM ASSETS:
    Accumulated Provision
       for
       Uncollectible Ac-
       counts............   $    562   $ 1,380      $   624(a)    $ 2,062(b)     $    504
                            ========   =======      =======       =======        ========
  NOT SHOWN ELSEWHERE:
    Operating Reserves:
      Maintenance........   $  2,162   $   685      $   -0-       $ 2,847(d)     $    -0-
      Nuclear Plant
         Decommissioning
         Costs...........    146,451    23,255(e)       -0-                       169,706
      Uranium Enrichment
          Decontamination
          and
          Decommissioning
          Fund Agreement.     45,500       -0-          -0-        10,517(d)       34,983
      Workers'
          Compensation,
          Coal Inventory
          Adjustment, and
          Other..........      9,348     1,197        1,619         6,894(d)(f)     5,270
                            --------   -------      -------       -------        --------
        Total............   $203,461   $25,137      $ 1,619       $20,258        $209,959
                            ========   =======      =======       =======        ========
YEAR ENDED DECEMBER 31,
 1992:
  DEDUCTED FROM ASSETS:
    Accumulated Provision
       for
       Uncollectible Ac-
       counts............   $    629   $ 1,736      $   650(a)    $ 2,453(b)     $    562
                            ========   =======      =======       =======        ========
  NOT SHOWN ELSEWHERE:
    Operating Reserves:
      Maintenance........   $  4,466   $   356      $   -0-       $ 2,660(d)     $  2,162
      Nuclear Plant
         Decommissioning
         Costs...........    125,716    20,735(e)       -0-           -0-         146,451
      Uranium Enrichment
          Decontamination
          and
          Decommissioning
          Fund Agreement.        -0-       -0-       45,500           -0-          45,500
      Workers'
          Compensation,
          Coal Inventory
          Adjustment, and
          Other..........     15,184     2,065        1,296         9,197(d)        9,348
                            --------   -------      -------       -------        --------
        Total............   $145,366   $23,156      $46,796       $11,857        $203,461
                            ========   =======      =======       =======        ========
YEAR ENDED DECEMBER 31,
 1991:
  DEDUCTED FROM ASSETS:
    Accumulated Provision
       for
       Uncollectible Ac-
       counts............   $    714   $ 1,674      $   645(a)    $ 2,404(b)     $    629
                            ========   =======      =======       =======        ========
  NOT SHOWN ELSEWHERE:
    Operating Reserves:
      Maintenance........   $  7,551   $   -0-      $   118(c)    $ 3,203(d)     $  4,466
      Nuclear Plant
         Decommissioning
         Costs...........    106,632    19,084(e)       -0-           -0-         125,716
      Workers'
          Compensation,
          Coal Inventory
          Adjustment, and
          Other..........      9,489     9,418        2,607         6,330(d)       15,184
                            --------   -------      -------       -------        --------
        Total............   $123,672   $28,502      $ 2,725       $ 9,533        $145,366
                            ========   =======      =======       =======        ========

- --------
  (a) Recoveries on accounts previously written off.
  (b) Uncollectible accounts written off.
  (c) Billings to others.
  (d) Payments and accrual adjustments.
  (e) Includes interest on trust funds.
  (f) Adjust Royalty Provision.

   INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES SCHEDULE IX -- SHORT-TERM
                                   BORROWINGS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

        COLUMN A         COLUMN B   COLUMN C   COLUMN D    COLUMN E     COLUMN F
- -----------------------------------------------------------------------------------
                                                MAXIMUM     AVERAGE     WEIGHTED
      CATEGORY OF                   WEIGHTED    AMOUNT      AMOUNT       AVERAGE
       AGGREGATE         BALANCE AT  AVERAGE  OUTSTANDING OUTSTANDING INTEREST RATE
       SHORT-TERM          END OF   INTEREST  DURING THE  DURING THE   DURING THE
      BORROWINGS          PERIOD      RATE      PERIOD    PERIOD (A)   PERIOD (B)
- -----------------------------------------------------------------------------------
                                           (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31,
 1993:
  Notes Payable.........  $   -0-      -- %     $17,200     $17,200        3.3%
  Commercial Paper......   50,075      3.6       50,075      27,832        3.3
YEAR ENDED DECEMBER 31,
 1992:
  Notes Payable.........  $   -0-      -- %     $23,800     $12,431        3.9%
  Commercial Paper......   44,200      4.3       44,200      25,509        4.0
YEAR ENDED DECEMBER 31,
 1991:
  Notes Payable.........  $14,850      5.4%     $32,325     $14,810        6.4%
  Commercial Paper......   36,100      5.5       36,100      15,010        6.4

- --------
  (a) Sum of month-end short-term borrowings divided by number of months outstanding.
  (b) Interest for the period divided by average amount outstanding.

       KENTUCKY POWER COMPANY SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             COLUMN A                 COLUMN F  COLUMN F   COLUMN F   COLUMN F
- --------------------------------------------------------------------------------
                                        1993       1992       1991       1990
                                     ---------- ---------- ---------- ----------
                                     BALANCE AT BALANCE AT BALANCE AT BALANCE AT
                                       END OF     END OF     END OF     END OF
          CLASSIFICATION               PERIOD    PERIOD     PERIOD     PERIOD
- --------------------------------------------------------------------------------
                                                   (IN THOUSANDS)
ELECTRIC UTILITY PLANT:
  Production -- Steam -- Fossil-
   fired...........................   $211,617   $205,771   $204,045   $201,362
  Transmission.....................    249,966    243,002    239,138    231,346
  Distribution.....................    281,834    267,280    254,146    241,053
  General..........................     54,637     54,397     50,927     48,334
  Construction Work in Progress....      9,374     10,406      8,453     11,020
                                      --------   --------   --------   --------
    Total Electric Utility Plant...    807,428    780,856    756,709    733,115
NONUTILITY PROPERTY AND OTHER PROP-
 ERTY INVESTMENTS..................      6,846      7,249      7,217      7,217
                                      --------   --------   --------   --------
    Total..........................   $814,274   $788,105   $763,926   $740,332
                                      ========   ========   ========   ========

  Total additions of $37,808,000 in 1993, $35,203,000 in 1992 and $31,369,000
in 1991 were less than 10% of the total as of the respective year-ends. Retirements or sales of $12,000,000 in 1993, $11,352,000 in 1992 and $8,092,000
in 1991 were less than 10% of the total as of the respective year-ends. There were no additions to individual accounts in excess of two percent of total assets other than transfers from Construction Work in Progress.

  The methods used to compute the annual provisions for depreciation are described in Note 1 of the Notes to Financial Statements. The current provisions were determined using the following composite rates for functional classes of property:

FUNCTIONAL CLASS OF PROPERTY                               COMPOSITE ANNUAL RATE
- --------------------------------------------------------------------------------
   Production -- Steam -- Fossil-fired....................         3.8%
   Transmission...........................................         1.7%
   Distribution...........................................         3.5%
   General................................................         2.5%

KENTUCKY POWER COMPANY SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       COLUMN A          COLUMN B   COLUMN C    COLUMN D   COLUMN E    COLUMN F
- --------------------------------------------------------------------------------
                                    ADDITIONS                OTHER
                         BALANCE AT CHARGED TO             CHANGES -- BALANCE AT
                         BEGINNING  COSTS AND  RETIREMENTS    ADD       END OF
      DESCRIPTION        OF PERIOD  EXPENSES    OR SALES   (DEDUCT)     PERIOD
- --------------------------------------------------------------------------------
                                             (IN THOUSANDS)
YEAR ENDED DECEMBER 31,
 1993:
  ACCUMULATED DEPRECIA-
    TION AND
    AMORTIZATION OF
    ELECTRIC UTILITY
    PLANT:
    Production --
Steam -- Fossil-fired...  $116,273   $ 7,853     $ 4,849      $-0-     $119,277
    Transmission........    57,652     4,168       1,221        (1)      60,598
    Distribution........    52,542     9,405       5,233         9       56,723
    General.............    11,875     2,329       2,103       (26)      12,075
                          --------   -------     -------      ----     --------
      Total.............  $238,342   $23,755     $13,406      $(18)    $248,673
                          ========   =======     =======      ====     ========
  ACCUMULATED DEPRECIA-
    TION
    OF NONUTILITY PROP-
    ERTY AND
    OTHER PROPERTY IN-
    VESTMENTS...........  $    828   $    83     $   -0-      $-0-     $    911
                          ========   =======     =======      ====     ========
YEAR ENDED DECEMBER 31,
 1992:
  ACCUMULATED DEPRECIA-
    TION AND
    AMORTIZATION OF
    ELECTRIC UTILITY
    PLANT:
    Production --
Steam -- Fossil-fired...  $110,714   $ 7,739     $ 2,184      $  4     $116,273
    Transmission........    54,759     4,030       1,131        (6)      57,652
    Distribution........    49,640     8,966       6,064                 52,542
    General.............    11,096     2,181       1,369       (33)      11,875
                          --------   -------     -------      ----     --------
      Total.............  $226,209   $22,916     $10,748      $(35)    $238,342
                          ========   =======     =======      ====     ========
  ACCUMULATED DEPRECIA-
    TION
    OF NONUTILITY PROP-
    ERTY AND
    OTHER PROPERTY IN-
    VESTMENTS...........  $    740   $    88     $   -0-      $-0-     $    828
                          ========   =======     =======      ====     ========
YEAR ENDED DECEMBER 31,
 1991:
  ACCUMULATED DEPRECIA-
    TION AND
    AMORTIZATION OF
    ELECTRIC UTILITY
    PLANT:
    Production --
Steam -- Fossil-fired...  $104,631   $ 7,524     $ 1,441      $-0-     $110,714
    Transmission........    51,827     4,102       1,133       (37)      54,759
    Distribution........    47,370     8,531       6,292        31       49,640
    General.............     9,808     1,811         493       (30)      11,096
                          --------   -------     -------      ----     --------
      Total.............  $213,636   $21,968      $9,359      $(36)    $226,209
                          ========   =======     =======      ====     ========
  ACCUMULATED DEPRECIA-
    TION
    OF NONUTILITY PROP-
    ERTY AND
    OTHER PROPERTY IN-
    VESTMENTS...........  $    663   $    77     $   -0-      $-0-     $    740
                          ========   =======     =======      ====     ========

 KENTUCKY POWER COMPANY SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS AND
                                    RESERVES
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       COLUMN A           COLUMN B        COLUMN C         COLUMN D     COLUMN E
- ---------------------------------------------------------------------------------
                                          ADDITIONS
                                    ---------------------
                         BALANCE AT CHARGED TO CHARGED TO              BALANCE AT
                         BEGINNING  COSTS AND    OTHER                   END OF
     DESCRIPTION         OF PERIOD  EXPENSES   ACCOUNTS   DEDUCTIONS     PERIOD
- ---------------------------------------------------------------------------------
                                             (IN THOUSANDS)
YEAR ENDED DECEMBER 31,
 1993:
  DEDUCTED FROM ASSETS:
    Accumulated Provi-
       sion for
       Uncollectible
       Accounts........    $  248     $  390      $179(a)   $  609(b)    $  208
                           ======     ======      ====      ======       ======
  NOT SHOWN ELSEWHERE:
    Operating Reserves
       for
       Workers' Compen-
       sation
       and Other.......    $2,023     $1,323      $(22)     $  692(c)    $2,632
                           ======     ======      ====      ======       ======
YEAR ENDED DECEMBER 31,
 1992:
  DEDUCTED FROM ASSETS:
    Accumulated Provi-
       sion for
       Uncollectible
       Accounts........    $  352     $  630      $106(a)   $  840(b)    $  248
                           ======     ======      ====      ======       ======
  NOT SHOWN ELSEWHERE:
    Operating Reserves
       for
       Workers' Compen-
       sation
       and Other.......    $1,962     $1,162      $(34)     $1,067(c)    $2,023
                           ======     ======      ====      ======       ======
YEAR ENDED DECEMBER 31,
 1991:
  DEDUCTED FROM ASSETS:
    Accumulated Provi-
       sion for
       Uncollectible
       Accounts........    $  148     $  645      $ 84(a)   $  525(b)    $  352
                           ======     ======      ====      ======       ======
  NOT SHOWN ELSEWHERE:
    Operating Reserves
       for
       Workers' Compen-
       sation
       and Other.......    $1,240     $1,309      $121      $  708(c)    $1,962
                           ======     ======      ====      ======       ======

- --------
  (a) Recoveries on accounts previously written off.
  (b) Uncollectible accounts written off.
  (c) Payments.

          KENTUCKY POWER COMPANY SCHEDULE IX -- SHORT-TERM BORROWINGS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       COLUMN A          COLUMN B   COLUMN C   COLUMN D    COLUMN E     COLUMN F
- -----------------------------------------------------------------------------------
                                                MAXIMUM     AVERAGE     WEIGHTED
      CATEGORY OF                   WEIGHTED    AMOUNT      AMOUNT       AVERAGE
       AGGREGATE         BALANCE AT  AVERAGE  OUTSTANDING OUTSTANDING INTEREST RATE
       SHORT-TERM          END OF   INTEREST  DURING THE  DURING THE   DURING THE
      BORROWINGS          PERIOD      RATE      PERIOD    PERIOD (A)   PERIOD (B)
- -----------------------------------------------------------------------------------
                                           (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31,
 1993:
  Notes Payable.........  $26,250      3.5%     $26,250     $ 7,240        3.4%
  Commercial Paper......   11,900      3.8       35,300      19,394        3.4
YEAR ENDED DECEMBER 31,
 1992:
  Notes Payable.........  $ 5,350      4.2%     $13,000     $ 6,845        4.1%
  Commercial Paper......   11,550      4.2       11,550       4,350        3.8
YEAR ENDED DECEMBER 31,
 1991:
  Notes Payable.........  $18,500      5.0%     $20,525     $11,675        7.9%
  Commercial Paper......      -0-       --       21,200       8,908        6.8

- --------
  (a) Sum of month-end short-term borrowings divided by number of months outstanding.
  (b) Interest for the period divided by average amount outstanding.

OHIO POWER COMPANY AND SUBSIDIARIES SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             COLUMN A                 COLUMN F   COLUMN F   COLUMN F   COLUMN F
- --------------------------------------------------------------------------------
                                        1993       1992       1991       1990
                                     ---------- ---------- ---------- ----------
                                     BALANCE AT BALANCE AT BALANCE AT BALANCE AT
                                       END OF     END OF     END OF     END OF
          CLASSIFICATION               PERIOD    PERIOD     PERIOD     PERIOD
- --------------------------------------------------------------------------------
                                                   (IN THOUSANDS)
ELECTRIC UTILITY PLANT:
  Production -- Steam -- Fossil-
 fired.............................  $2,412,973 $2,391,432 $2,337,827 $2,300,012
  Transmission.....................     767,548    758,134    741,085    727,159
  Distribution.....................     766,639    731,559    689,588    668,259
  General (including mining as-
 sets).............................     754,347    773,122    879,533    826,522
  Construction Work in Progress....     100,820     79,535    113,323    102,125
                                     ---------- ---------- ---------- ----------
    Total Electric Utility Plant...   4,802,327  4,733,782  4,761,356  4,624,077
NONUTILITY PROPERTY AND OTHER PROP-
 ERTY INVESTMENTS..................      89,558     83,953     52,748     49,179
                                     ---------- ---------- ---------- ----------
    Total..........................  $4,891,885 $4,817,735 $4,814,104 $4,673,256
                                     ========== ========== ========== ==========

  Total additions of $197,089,000 in 1993, $201,737,000 in 1992 and
$228,500,000 in 1991 were less than 10% of the total as of the respective year-ends. Retirements or sales of $128,775,000 in 1993, $191,662,000 in 1992 and
$90,472,000 in 1991 were less than 10% of the total as of the respective year-ends. There were no additions to individual accounts in excess of two percent of total assets other than transfers from Construction Work in Progress.

  The methods used to compute the annual provisions for depreciation are described in Note 1 of the Notes to Consolidated Financial Statements. The current provisions for other than mining assets were determined using the following composite rates for functional classes of property:

FUNCTIONAL CLASS OF PROPERTY                               COMPOSITE ANNUAL RATE
- --------------------------------------------------------------------------------
  Production -- Steam -- Fossil-fired.....................         3.6%
  Transmission............................................         1.7%
  Distribution............................................         3.9%
  General.................................................         2.1%

  The current provisions for mining assets were calculated by use of the following methods:


             DESCRIPTION                             METHOD
   -------------------------------  ----------------------------------------
   Mining Structures and Equipment  Straight-Line method (original lives range from 1 to 30 years)
   Coal Interests and Mine          Units-of-production method  (based on
    Development Costs               estimated  recoverable tonnages; current
                                     rate averages 55 cents per ton)

OHIO POWER COMPANY AND SUBSIDIARIES SCHEDULE VI -- ACCUMULATED DEPRECIATION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       COLUMN A          COLUMN B   COLUMN C    COLUMN D   COLUMN E    COLUMN F
- --------------------------------------------------------------------------------
                                    ADDITIONS                OTHER
                         BALANCE AT CHARGED TO             CHANGES -- BALANCE AT
                         BEGINNING  COSTS AND  RETIREMENTS    ADD       END OF
      DESCRIPTION        OF PERIOD  EXPENSES    OR SALES   (DEDUCT)     PERIOD
- --------------------------------------------------------------------------------
                                             (IN THOUSANDS)
YEAR ENDED DECEMBER 31,
 1993:
  ACCUMULATED DEPRECIA-
    TION AND AMORTIZA-
    TION
    OF ELECTRIC UTILITY
    PLANT:
    Production --
 Steam-- Fossil-fired... $1,130,205  $ 85,065   $ 57,958    $ (1,172) $1,156,140
    Transmission........    265,418    13,130      5,261       2,029     275,316
    Distribution........    180,959    28,503     18,480       1,750     192,732
    General (including
 mining assets).........    339,429    38,022     30,100      20,543     367,894
                         ----------  --------   --------    --------  ----------
      Total............. $1,916,011  $164,720   $111,799    $ 23,150  $1,992,082
                         ==========  ========   ========    ========  ==========
  ACCUMULATED DEPRECIA-
    TION OF
    NONUTILITY PROPERTY
    AND OTHER
    PROPERTY INVEST-
    MENTS............... $   11,467  $    800   $  1,652    $     (2) $   10,613
                         ==========  ========   ========    ========  ==========
YEAR ENDED DECEMBER 31,
 1992:
  ACCUMULATED DEPRECIA-
    TION AND AMORTIZA-
    TION
    OF ELECTRIC UTILITY
    PLANT:
    Production --
 Steam-- Fossil-fired... $1,088,875  $ 82,596   $ 42,438    $  1,172  $1,130,205
    Transmission........    255,931    12,903      3,493          77     265,418
    Distribution........    172,672    27,180     19,357         464     180,959
    General (including
 mining assets).........    354,233    45,633     78,384      17,947     339,429
                         ----------  --------   --------    --------  ----------
      Total............. $1,871,711  $168,312   $143,672    $ 19,660  $1,916,011
                         ==========  ========   ========    ========  ==========
  ACCUMULATED DEPRECIA-
    TION OF
    NONUTILITY PROPERTY
    AND OTHER
    PROPERTY INVEST-
    MENTS............... $   10,740  $    588   $   (139)   $    -0-  $   11,467
                         ==========  ========   ========    ========  ==========
YEAR ENDED DECEMBER 31,
 1991:
  ACCUMULATED DEPRECIA-
    TION AND AMORTIZA-
    TION
    OF ELECTRIC UTILITY
    PLANT:
    Production --
 Steam-- Fossil-fired... $1,034,539  $ 81,472   $ 27,136    $    -0-  $1,088,875
    Transmission........    250,219    12,600      7,093         205     255,931
    Distribution........    162,754    25,983     16,780         715     172,672
    General (including
 mining assets).........    328,787    51,907     39,192      12,731     354,233
                         ----------  --------   --------    --------  ----------
      Total............. $1,776,299  $171,962   $ 90,201    $ 13,651  $1,871,711
                         ==========  ========   ========    ========  ==========
  ACCUMULATED DEPRECIA-
    TION OF
    NONUTILITY PROPERTY
    AND OTHER
    PROPERTY INVEST-
    MENTS............... $   10,473  $    347   $     80    $    -0-  $   10,740
                         ==========  ========   ========    ========  ==========

 OHIO POWER COMPANY AND SUBSIDIARIES SCHEDULE VIII -- VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       COLUMN A           COLUMN B         COLUMN C           COLUMN D     COLUMN E
- ------------------------------------------------------------------------------------
                                           ADDITIONS
                                     ---------------------
                          BALANCE AT CHARGED TO CHARGED TO                BALANCE AT
                          BEGINNING  COSTS AND    OTHER                     END OF
      DESCRIPTION         OF PERIOD  EXPENSES   ACCOUNTS     DEDUCTIONS     PERIOD
- ------------------------------------------------------------------------------------
                                              (IN THOUSANDS)
YEAR ENDED DECEMBER 31,
 1993:
  DEDUCTED FROM ASSETS:
    Accumulated Provi-
       sion for
       Uncollectible Ac-
       counts...........   $ 4,353    $ 4,812    $   549(a)    $ 8,754(b)  $   960
                           =======    =======    =======       =======     =======
  NOT SHOWN ELSEWHERE:
    Operating Reserves:
      Maintenance.......   $ 5,961    $(1,721)   $   184(c)    $ 1,071(d)  $ 3,353
      Reclamation.......     8,537      7,508        -0-         7,313(d)    8,732
      Workers' Compensa-
           tion and Oth-
           er...........    20,302      5,790        (91)        9,327(d)   16,674
                           -------    -------    -------       -------     -------
        Total...........   $34,800    $11,577    $    93       $17,711     $28,759
                           =======    =======    =======       =======     =======
YEAR ENDED DECEMBER 31,
 1992:
  DEDUCTED FROM ASSETS:
    Accumulated Provi-
       sion for
       Uncollectible Ac-
       counts...........   $ 4,815    $ 4,084    $   618(a)    $ 5,164(b)  $ 4,353
                           =======    =======    =======       =======     =======
  NOT SHOWN ELSEWHERE:
    Operating Reserves:
      Maintenance.......   $ 8,336    $(1,239)   $   297(c)    $ 1,433(d)  $ 5,961
      Reclamation.......     9,089      7,456        -0-         8,008(d)    8,537
      Workers' Compensa-
           tion and Oth-
           er...........     7,938     11,690     11,026        10,352(d)   20,302
                           -------    -------    -------       -------     -------
        Total...........   $25,363    $17,907    $11,323       $19,793     $34,800
                           =======    =======    =======       =======     =======
YEAR ENDED DECEMBER 31,
 1991:
  DEDUCTED FROM ASSETS:
    Accumulated Provi-
       sion for
       Uncollectible Ac-
       counts...........   $ 8,540    $ 2,042    $   557(a)    $ 6,324(b)  $ 4,815
                           =======    =======    =======       =======     =======
  NOT SHOWN ELSEWHERE:
    Operating Reserves:
      Maintenance.......   $11,532    $(1,531)   $    56(c)    $ 1,721(d)  $ 8,336
      Reclamation.......    13,121      2,329        -0-         6,361(d)    9,089
      Workers' Compensa-
           tion and Oth-
           er...........     6,873      9,355       (295)        7,995(d)    7,938
                           -------    -------    -------       -------     -------
        Total...........   $31,526    $10,153    $  (239)      $16,077     $25,363
                           =======    =======    =======       =======     =======

- --------
  (a) Recoveries on accounts previously written off.
  (b) Uncollectible accounts written off.
  (c) Billings to others.
  (d) Payments.

    OHIO POWER COMPANY AND SUBSIDIARIES SCHEDULE IX -- SHORT-TERM BORROWINGS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       COLUMN A          COLUMN B   COLUMN C   COLUMN D    COLUMN E     COLUMN F
- -----------------------------------------------------------------------------------
                                                MAXIMUM     AVERAGE     WEIGHTED
      CATEGORY OF                   WEIGHTED    AMOUNT      AMOUNT       AVERAGE
       AGGREGATE         BALANCE AT  AVERAGE  OUTSTANDING OUTSTANDING INTEREST RATE
       SHORT-TERM          END OF   INTEREST  DURING THE  DURING THE   DURING THE
      BORROWINGS          PERIOD      RATE      PERIOD    PERIOD (A)   PERIOD (B)
- -----------------------------------------------------------------------------------
                                           (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31,
 1993:
  Notes Payable.........  $  2,251     3.1%    $ 45,650     $10,564        3.2%
  Commercial Paper......    38,000     3.6       68,700      33,033        3.4
YEAR ENDED DECEMBER 31,
 1992:
  Notes Payable.........  $    -0-      --%    $ 26,000     $14,167        4.2%
  Commercial Paper......       -0-      --      102,945      70,711        4.2
YEAR ENDED DECEMBER 31,
 1991:
  Notes Payable.........  $  1,208     6.0%    $ 45,995     $13,065        6.0%
  Commercial Paper......   132,325     5.4      132,325      77,492        6.3

- --------
  (a) Sum of month-end short-term borrowings divided by number of months outstanding.
  (b) Interest for the period divided by average amount outstanding.

                                 EXHIBIT INDEX

  Certain of the following exhibits, designated with an asterisk(*), are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and, pursuant to 17 C.F.R. (S)201.24 and (S)240.12b-32, are incorporated herein by reference to the documents indicated in brackets following the descriptions of such exhibits. Exhibits, designated with a dagger (+), are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

AEGCO

   EXHIBIT
    NUMBER                                 DESCRIPTION
   -------                                 -----------
   3(a)        -- Copy of Articles of Incorporation of AEGCo [Registration
                  Statement on Form 10 for the Common Shares of AEGCo, File No.
                  0-18135, Exhibit 3(a)].
   3(b)        -- Copy of the Code of Regulations of AEGCo [Registration
                  Statement on Form 10 for the Common Shares of AEGCo, File No.
                  0-18135, Exhibit 3(b)].
  10(a)        -- Copy of Capital Funds Agreement dated as of December 30, 1988 between AEGCo and AEP [Registration Statement No. 33-32752,
                  Exhibit 28(a)].
  10(b)(1)     -- Copy of Unit Power Agreement dated as of March 31, 1982 between AEGCo and I&M, as amended [Registration Statement No.
                  33-32752, Exhibits 28(b)(1)(A) and 28(b)(1)(B)].
  10(b)(2)     -- Copy of Unit Power Agreement, dated as of August 1, 1984, among AEGCo, I&M and KEPCo [Registration Statement No. 33-
                  32752, Exhibit 28(b)(2)].
  10(b)(3)     -- Copy of Agreement, dated as of October 1, 1984, among AEGCo,
                  I&M, APCo and Virginia Electric and Power Company
                  [Registration Statement No. 33-32752, Exhibit 28(b)(3)].
  10(c)(1)(A)  -- Copy of Lease Agreement (AEGCO Trust 1), dated as of December
                  1, 1989, between AEGCo and Wilmington Trust Company
                  [Registration Statement No. 33-32752, Exhibit 28(c)(1)(C)].
 *10(c)(1)(B)  -- Copy of Lease Supplement No. 1 (AEGCO Trust 1), dated as of
                  October 15, 1990.
  10(c)(2)(A)  -- Copy of Lease Agreement (AEGCO Trust 2), dated as of December
                  1, 1989, between AEGCo and Wilmington Trust Company
                  [Registration Statement No. 33-32752, Exhibit 28(c)(2)(C)].
 *10(c)(2)(B)  -- Copy of Lease Supplement No. 1 (AEGCO Trust 2), dated as of
                  October 15, 1990.
  10(c)(3)(A)  -- Copy of Lease Agreement (AEGCO Trust 3), dated as of December
                  1, 1989, between AEGCo and Wilmington Trust Company
                  [Registration Statement No. 33-32752, Exhibit 28(c)(3)(C)].
 *10(c)(3)(B)  -- Copy of Lease Supplement No. 1 (AEGCO Trust 3), dated as of
                  October 15, 1990.
  10(c)(4)(A)  -- Copy of Lease Agreement (AEGCO Trust 4), dated as of December
                  1, 1989, between AEGCo and Wilmington Trust Company
                  [Registration Statement No. 33-32752, Exhibit 28(c)(4)(C)].
 *10(c)(4)(B)  -- Copy of Lease Supplement No. 1 (AEGCO Trust 4), dated as of
                  October 15, 1990.
  10(c)(5)(A)  -- Copy of Lease Agreement (AEGCO Trust 5), dated as of December
                  1, 1989, between AEGCo and Wilmington Trust Company
                  [Registration Statement No. 33-32752, Exhibit 28(c)(5)(C)].
 *10(c)(5)(B)  -- Copy of Lease Supplement No. 1 (AEGCO Trust 5), dated as of
                  October 15, 1990.
  10(c)(6)(A)  -- Copy of Lease Agreement (AEGCO Trust 6), dated as of December
                  1, 1989, between AEGCo and Wilmington Trust Company
                  [Registration Statement No. 33-32752, Exhibit 28(c)(6)(C)].
 *10(c)(6)(B)  -- Copy of Lease Supplement No. 1 (AEGCO Trust 6), dated as of
                  October 15, 1990.
 *13           -- Copy of those portions of the AEGCo 1993 Annual Report (for the fiscal year ended December 31, 1993) which are
                  incorporated by reference in this filing,
 *24           -- Power of Attorney.

    EXHIBIT
    NUMBER                                  DESCRIPTION
    -------                                 -----------
 AEP++
   3(a)         -- Copy of Restated Certificate of Incorporation of AEP, dated
                   April 26, 1978 [Registration Statement No. 2-62778, Exhibit
                   2(a)].
   3(b)(1)      -- Copy of Certificate of Amendment of the Restated Certificate
                   of Incorporation of AEP, dated April 23, 1980 [Registration
                   Statement No. 33-1052, Exhibit 4(b)].
   3(b)(2)      -- Copy of Certificate of Amendment of the Restated Certificate
                   of Incorporation of AEP, dated April 28, 1982 [Registration
                   Statement No. 33-1052, Exhibit 4(c)].
   3(b)(3)      -- Copy of Certificate of Amendment of the Restated Certificate
                   of Incorporation of AEP, dated April 25, 1984 [Registration
                   Statement No. 33-1052, Exhibit 4(d)].
   3(b)(4)      -- Copy of Certificate of Change of the Restated Certificate of
                   Incorporation of AEP, dated July 5, 1984 [Registration
                   Statement No. 33-1052, Exhibit 4(e)].
   3(b)(5)      -- Copy of Certificate of Amendment of the Restated Certificate
                   of Incorporation of AEP, dated April 27, 1988 [Registration
                   Statement No. 33-1052, Exhibit 4(f)].
   3(c)         -- Composite copy of the Restated Certificate of Incorporation of AEP, as amended. [Registration Statement No. 33-1052,
                   Exhibit 4(g)].
   3(d)         -- Copy of By-Laws of AEP, as amended through July 26, 1989
                   [Annual Report on Form 10-K of AEP for the fiscal year ended
                   December 31, 1989, File No. 1-3525, Exhibit 3(d)].
  10(a)         -- Interconnection Agreement, dated July 6, 1951, among APCo,
                   CSPCo, KEPCo, OPCo and I&M and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit
                   5(a); Registration Statement No. 2-61009, Exhibit 5(b); and
                   Annual Report on Form 10-K of AEP for the fiscal year ended
                   December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
  10(b)         -- Copy of Transmission Agreement, dated April 1, 1984, among
                   APCo, CSPCo, I&M, KEPCo, OPCo and with the Service
                   Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No.
                   1-3525, Exhibit 10(b); and Annual Report on Form 10-K of AEP
                   for the fiscal year ended December 31, 1988, File No. 1-
                   3525, Exhibit 10(b)(2)].
 +10(c)(1)     --  AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit
                   10(e)].
 +10(c)(2)     --  Amendment to AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for
                   the fiscal year ended December 31, 1986, File No. 1-3525,
                   Exhibit 10(d)(2)].
 +10(d)        --  AEP Deferred Compensation Agreement for directors, as
                   amended, effective October 24, 1984 [Annual Report on Form
                   10-K of AEP for the fiscal year ended December 31, 1984,
                   File No. 1-3525, Exhibit 10(e)].
 +10(e)        --  AEP Accident Coverage Insurance Plan for directors [Annual
                   Report on Form 10-K of AEP for the fiscal year ended
                   December 31, 1985, File No. 1-3525, Exhibit 10(g)].
 +10(f)        --  AEP Retirement Plan for directors [Annual Report on Form 10-
                   K of AEP for the fiscal year ended December 31, 1986, File
                   No. 1-3525, Exhibit 10(g)].
 *+10(g)(1)(A) --  Excess Benefits Plan.
 +10(g)(1)(B)  --  Guaranty by AEP of the Service Corporation Excess Benefits
                   Plan [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit
                   10(h)(1)(B)].
 *+10(g)(2)    --  AEP System Supplemental Savings Plan (Non-Qualified).
 *+10(g)(3)    --  Service Corporation Umbrella Trust(TM) for Executives.

   EXHIBIT
    NUMBER                                 DESCRIPTION
   -------                                 -----------
 +10(h)(1)    --  Employment Agreement between E. Linn Draper, Jr. and AEP and the Service Corporation [Annual Report on Form 10-K of AEGCo
                  for the fiscal year ended December 31, 1991, File No. 0-
                  18135, Exhibit 10(g)(3)].
 +10(h)(2)    --  Employment Agreement between John E. Katlic and the Service
                  Corporation [Annual Report on Form 10-K of AEGCo for the
                  fiscal year ended December 31, 1990, File No. 0-18135,
                  Exhibit 10(g)(2)].
*+10(i)(1)    --  AEP Management Incentive Compensation Plan.
*+10(i)(2)    --  American Electric Power System Performance Share Incentive
                  Plan.
  10(j)(1)(A) --  Copy of Lease Agreement (AEGCO Trust 1), dated as of December
                  1, 1989, between AEGCo and Wilmington Trust Company
                  [Registration Statement No. 33-32752, Exhibit 28(c)(1)(C)].
  10(j)(1)(B) --  Copy of Lease Supplement No. 1 (AEGCO Trust 1), dated as of
                  October 15, 1990. [Annual Report on Form 10-K of AEGCo for
                  the fiscal year ended December 31, 1993, File No. 0-18135,
                  Exhibit 10(c)(1)(B)].
  10(j)(2)(A) --  Copy of Lease Agreement (AEGCO Trust 2), dated as of December
                  1, 1989, between AEGCo and Wilmington Trust Company
                  [Registration Statement No. 33-32752, Exhibit 28(c)(2)(C)].
  10(j)(2)(B) --  Copy of Lease Supplement No. 1 (AEGCO Trust 2), dated as of
                  October 15, 1990. [Annual Report on Form 10-K of AEGCo for
                  the fiscal year ended December 31, 1993, File No. 0-18135,
                  Exhibit 10(c)(2)(B)].
  10(j)(3)(A) --  Copy of Lease Agreement (AEGCO Trust 3), dated as of December
                  1, 1989, between AEGCo and Wilmington Trust Company
                  [Registration Statement No. 33-32752, Exhibit 28(c)(3)(C)].
  10(j)(3)(B) --  Copy of Lease Supplement No. 1 (AEGCO Trust 3), dated as of
                  October 15, 1990. [Annual Report on Form 10-K of AEGCo for
                  the fiscal year ended December 31, 1993, File No. 0-18135,
                  Exhibit 10(c)(3)(B)].
  10(j)(4)(A) --  Copy of Lease Agreement (AEGCO Trust 4), dated as of December
                  1, 1989, between AEGCo and Wilmington Trust Company
                  [Registration Statement No. 33-32752, Exhibit 28(c)(4)(C)].
  10(j)(4)(B) --  Copy of Lease Supplement No. 1 (AEGCO Trust 4), dated as of
                  October 15, 1990. [Annual Report on Form 10-K of AEGCo for
                  the fiscal year ended December 31, 1993, File No. 0-18135,
                  Exhibit 10(c)(4)(B)].
  10(j)(5)(A) --  Copy of Lease Agreement (AEGCO Trust 5), dated as of December
                  1, 1989, between AEGCo and Wilmington Trust Company
                  [Registration Statement No. 33-32752, Exhibit 28(c)(5)(C)].
  10(j)(5)(B) --  Copy of Lease Supplement No. 1 (AEGCO Trust 5), dated as of
                  October 15, 1990. [Annual Report on Form 10-K of AEGCo for
                  the fiscal year ended December 31, 1993, File No. 0-18135,
                  Exhibit 10(c)(5)(B)].
  10(j)(6)(A) --  Copy of Lease Agreement (AEGCO Trust 6), dated as of December
                  1, 1989, between AEGCo and Wilmington Trust Company
                  [Registration Statement No. 33-32752, Exhibit 28(c)(6)(C)].
  10(j)(6)(B) --  Copy of Lease Supplement No. 1 (AEGCO Trust 6), dated as of
                  October 15, 1990. [Annual Report on Form 10-K of AEGCo for
                  the fiscal year ended December 31, 1993, File No. 0-18135,
                  Exhibit 10(c)(6)(B)].
  10(j)(7)(A) --  Copy of Lease Agreement (I&M Trust 1), dated as of December
                  1, 1989, between I&M and Wilmington Trust Company
                  [Registration Statement No. 33-32753, Exhibit 28(a)(1)(C)].

    EXHIBIT
    NUMBER                                  DESCRIPTION
    -------                                 -----------
  10(j)(7)(B)  --  Copy of Lease Supplement No. 1 (I&M Trust 1), dated as of
                   October 15, 1990 [Annual Report on Form 10-K of I&M for the
                   fiscal year ended December 31, 1993, File No. 1-3570,
                   Exhibit 10(e)(1)(B)]
  10(j)(8)(A)  --  Copy of Lease Agreement (I&M Trust 2), dated as of December
                   1, 1989, between I&M and Wilmington Trust Company
                   [Registration Statement No. 33-32753, Exhibit 28(a)(2)(C)].
  10(j)(8)(B)  --  Copy of Lease Supplement No. 1 (I&M Trust 2), dated as of
                   October 15, 1990 [Annual Report on Form 10-K of I&M for the
                   fiscal year ended December 31, 1993, File No. 1-3570,
                   Exhibit 10(e)(2)(B)].
  10(j)(9)(A)  --  Copy of Lease Agreement (I&M Trust 3), dated as of December
                   1, 1989, between I&M and Wilmington Trust Company
                   [Registration Statement No. 33-32753, Exhibit 28(a)(3)(C)].
  10(j)(9)(B)  --  Copy of Lease Supplement No. 1 (I&M Trust 3), dated as of
                   October 15, 1990 [Annual Report on Form 10-K of I&M for the
                   fiscal year ended December 31, 1993, File No. 1-3570,
                   Exhibit 10(e)(3)(B)].
  10(j)(10)(A) --  Copy of Lease Agreement (I&M Trust 4), dated as of December
                   1, 1989, between I&M and Wilmington Trust Company
                   [Registration Statement No. 33-32753, Exhibit 28(a)(4)(C)].
  10(j)(10)(B) --  Copy of Lease Supplement No. 1 (I&M Trust 4), dated as of
                   October 15, 1990 [Annual Report on Form 10-K of I&M for the
                   fiscal year ended December 31, 1993, File No. 1-3570,
                   Exhibit 10(e)(4)(B)].
  10(j)(11)(A) --  Copy of Lease Agreement (I&M Trust 5), dated as of December
                   1, 1989, between I&M and Wilmington Trust Company
                   [Registration Statement No. 33-32753, Exhibit 28(a)(5)(C)].
  10(j)(11)(B) --  Copy of Lease Supplement No. 1 (I&M Trust 5), dated as of
                   October 15, 1990 [Annual Report on Form 10-K of I&M for the
                   fiscal year ended December 31, 1993, File No. 1-3570,
                   Exhibit 10(e)(5)(B)].
  10(j)(12)(A) --  Copy of Lease Agreement (I&M Trust 6), dated as of December
                   1, 1989, between I&M and Wilmington Trust Company
                   [Registration Statement No. 33-32753, Exhibit 28(a)(6)(C)].
  10(j)(12)(B) --  Copy of Lease Supplement No. 1 (I&M Trust 6), dated as of
                   October 15, 1990 [Annual Report on Form 10-K of I&M for the
                   fiscal year ended December 31, 1993, File No. 1-3570,
                   Exhibit 10(e)(6)(B)].
  10(k)        --  Copy of Agreement for Lease, dated as of September 17, 1992, between JMG Funding, Limited Partnership and OPCo [Annual
                   Report on Form 10-K of OPCo for the fiscal year ended
                   December 31, 1992, File No. 1-6543, Exhibit 10(l)].
 *13           --  Copy of those portions of the AEP 1993 Annual Report (for the fiscal year ended December 31, 1993) which are
                   incorporated by reference in this filing.
 *21           --  List of subsidiaries of AEP.
 *23           --  Consent of Deloitte & Touche.
 *24           --  Power of Attorney.
APCO++
   3(a)        --  Copy of Restated Articles of Incorporation of APCo, and
                   amendments thereto to March 24, 1992 [Registration Statement
                   No. 33-50163; Exhibit 4(a)].
  *3(b)        --  Copy of Articles of Amendment to the Restated Articles of
                   Incorporation of APCo dated October 4, 1993 and October 28,
                   1993.
  *3(c)        --  Composite copy of the Restated Articles of Incorporation of
                   APCo, as amended.
   3(d)        --  Copy of By-Laws of APCo [Annual Report on Form 10-K of APCo
                   for the fiscal year ended December 31, 1990, File No. 1-3457
                   Exhibit 3(d)].

  EXHIBIT
  NUMBER                                  DESCRIPTION
  -------                                 -----------
   4(a)    --  Copy of Mortgage and Deed of Trust, dated as of December 1,
               1940, between APCo and Bankers Trust Company and R. Gregory
               Page, as Trustees, as amended and supplemented to May 15, 1993
               [Registration Statement No. 2-7289, Exhibit 7(b); Registration
               Statement No. 2-19884, Exhibit 2(1); Registration Statement No.
               2-24453, Exhibit 2(n); Registration Statement No. 2-60015,
               Exhibits 2(b)(2), 2(b)(3), 2(b)(4), 2(b)(5), 2(b)(6), 2(b)(7),
               2(b)(8), 2(b)(9), 2(b)(10), 2(b)(12), 2(b)(14), 2(b)(15),
               2(b)(16), 2(b)(17), 2(b)(18), 2(b)(19), 2(b)(20), 2(b)(21),
               2(b)(22), 2(b)(23), 2(b)(24), 2(b)(25), 2(b)(26), 2(b)(27) and
               2(b)(28); Registration Statement No. 2-64102, Exhibit 2(b)(29);
               Registration Statement No. 2-66457, Exhibits (2)(b)(30) and
               2(b)(31); Registration Statement No. 2-69217, Exhibit 2(b)(32);
               Registration Statement No. 2-86237, Exhibit 4(b); Registration
               Statement No. 33-11723, Exhibit 4(b); Registration Statement No.
               33-17003, Exhibit 4(a)(ii); Registration Statement No. 33-30964,
               Exhibit 4(b); Registration Statement No. 33-40720, Exhibit 4(b);
               Registration Statement No. 33-45219, Exhibit 4(b); Registration
               Statement No. 33-46128, Exhibits 4(b) and 4(c); Registration
               Statement No. 33-53410, Exhibit 4(b); Registration Statement No.
               33-59834, Exhibit 4(b); Registration Statement No. 33-50229,
               Exhibits 4(b) and 4(c)].
  *4(b)    --  Copy of Indentures Supplemental dated October 1, 1993 and
               November 1, 1993 to Mortgage and Deed of Trust.
  10(a)(1) --  Copy of Power Agreement, dated October 15, 1952, between OVEC and United States of America, acting by and through the United
               States Atomic Energy Commission, and, subsequent to January 18,
               1975, the Administrator of the Energy Research and Development
               Administration, as amended [Registration Statement No. 2-60015,
               Exhibit 5(a); Registration Statement No. 2-63234, Exhibit
               5(a)(1)(B); Registration Statement No. 2-66301, Exhibit
               5(a)(1)(C); Registration Statement No. 2-67728, Exhibit
               5(a)(1)(D); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit
               10(a)(1)(F); and Annual Report on Form 10-K of APCo for the
               fiscal year ended December 31, 1992, File No. 1-3457, Exhibit
               10(a)(1)(B)].
  10(a)(2) --  Copy of Inter-Company Power Agreement, dated as of July 10,
               1953, among OVEC and the Sponsoring Companies, as amended
               [Registration Statement No. 2-60015, Exhibit 5(c); Registration
               Statement No. 2-67728, Exhibit 5(a)(3)(B); and Annual Report on
               Form 10-K of APCo for the fiscal year ended December 31, 1992,
               File No. 1-3457, Exhibit 10(a)(2)(B)].
  10(a)(3) --  Copy of Power Agreement, dated July 10, 1953, between OVEC and
               Indiana-Kentucky Electric Corporation, as amended [Registration
               Statement No. 2-60015, Exhibit 5(e)].
  10(b)    --  Copy of Interconnection Agreement, dated July 6, 1951, among
               APCo, CSPCo, KEPCo, OPCo and I&M and with the Service
               Corporation, as amended [Registration Statement No. 2-52910,
               Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b);
               Annual Report on Form 10-K of AEP for the fiscal year ended
               December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
  10(c)    --  Copy of Transmission Agreement, dated April 1, 1984, among APCo,
               CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit
               10(b); Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
 +10(d)(1) --  AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(e)].
 +10(d)(2) --  Amendment to AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1986, File No. 1-3525, Exhibit
               10(d)(2)].
 +10(e)(1) --  Management Incentive Compensation Plan [Annual Report on Form
               10-K of AEP for the fiscal year ended December 31, 1993, File
               No. 1-3525, Exhibit 10(i)].

   EXHIBIT
    NUMBER                                 DESCRIPTION
   -------                                 -----------
 +10(e)(2)    --  American Electric Power System Performance Share Incentive
                  Plan [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1993, File No. 1-3525, Exhibit 10(i)(2)].
 +10(f)(1)    --  Excess Benefits Plan [Annual Report on Form 10-K of AEP for
                  the fiscal year ended December 31, 1993, File No. 1-3525,
                  Exhibit 10(g)(1)(A)].
 +10(f)(2)    --  AEP System Supplemental Savings Plan (Non-Qualified) [Annual
                  Report on Form 10-K of AEP for the fiscal year ended December
                  31, 1993, File No. 1-3525, Exhibit 10(g)(2)].
 +10(f)(3)    --  Umbrella Trust(TM) for Executives [Annual Report on Form 10-K
                  of AEP for the fiscal year ended December 31, 1993, File No.
                  1-3525, Exhibit 10(g)(3)].
 +10(g)(1)    --  Employment Agreement between E. Linn Draper, Jr. and AEP and the Service Corporation [Annual Report on Form 10-K of AEGCo
                  for the fiscal year ended December 31, 1991, File No. 0-
                  18135, Exhibit 10(g)(3)].
 +10(g)(2)    --  Employment Agreement between John E. Katlic and the Service
                  Corporation [Annual Report on Form 10-K of AEGCo for the
                  fiscal year ended December 31, 1990, File No.
                  0-18135, Exhibit 10(g)(2)].
 *12          --  Statement re: Computation of Ratios
 *13          --  Copy of those portions of the APCo 1993 Annual Report (for the fiscal year ended December 31, 1993) which are
                  incorporated by reference in this filing.
  21          --  List of subsidiaries of APCo [Annual Report on Form 10-K of
                  AEP for the fiscal year ended December 31, 1993, File No. 1-
                  3525, Exhibit 22].
 *23          --  Consent of Deloitte & Touche
 *24          --  Power of Attorney
 CSPCO++
   3(a)       --  Copy of Amended Articles of Incorporation of CSPCo
                  [Registration Statement No. 33-45950, Exhibit 4(a)].
   3(b)(1)    --  Copy of Certificate of Amendment to Amended Articles of
                  Incorporation of CSPCo, dated November 19, 1990 [Registration
                  Statement No. 33-45950, Exhibit 4(b)].
   3(b)(2)    --  Copy of Certificate of Amendment to Amended Articles of
                  Incorporation of CSPCo, dated March 6, 1992 [Certificate of
                  Notification on Form U-6B-2, dated March 23, 1992].
   3(c)       --  Composite copy of Amended Articles of Incorporation of CSPCo, as amended [Annual Report on Form 10-K of CSPCo for the
                  fiscal year ended December 31, 1991, File No. 1-2680, Exhibit
                  3(c)].
   3(d)       --  Copy of Code of Regulations and By-Laws of CSPCo [Annual
                  Report on Form 10-K of CSPCo for the fiscal year ended
                  December 31, 1987, File No. 1-2680, Exhibit 3(d)].
   4(a)       --  Copy of Indenture of Mortgage and Deed of Trust, dated
                  September 1, 1940, between CSPCo and City Bank Farmers Trust
                  Company (now Citibank, N.A.), as trustee, as supplemented and amended [Registration Statement No. 2-59411, Exhibits 2(B)
                  and 2(C); Registration Statement No. 2-80535, Exhibit 4(b);
                  Registration Statement No. 2-87091, Exhibit 4(b);
                  Registration Statement No. 2-93208, Exhibit 4(b);
                  Registration Statement No. 2-97652, Exhibit 4(b);
                  Registration Statement No. 33-7081, Exhibit 4(b);
                  Registration Statement No. 33-12389, Exhibit 4(b);
                  Registration Statement No. 33-19227, Exhibits 4(b), 4(e),
                  4(f), 4(g) and 4(h); Registration Statement No. 33-35651,
                  Exhibit 4(b); Registration Statement No. 33-46859, Exhibits
                  4(b) and 4(c); Registration Statement No. 33-50316, Exhibits
                  4(b) and 4(c); Registration Statement No. 33-60336; Exhibits
                  4(b), 4(c) and 4(d); Registration Statement No. 33-50447,
                  Exhibits 4(b) and 4(c)].
  *4(b)       --  Copy of Supplemental Indentures dated October 1, 1993,
                  January 1, 1994 and March 1, 1994 to Indenture of Mortgage
                  and Deed of Trust.

  EXHIBIT
  NUMBER                                  DESCRIPTION
  -------                                 -----------
  10(a)(1)  -- Copy of Power Agreement, dated October 15, 1952, between OVEC and United States of America, acting by and through the United
               States Atomic Energy Commission, and, subsequent to January 18,
               1975, the Administrator of the Energy Research and Development
               Administration, as amended [Registration Statement No. 2-60015,
               Exhibit 5(a); Registration Statement No. 2-63234, Exhibit
               5(a)(1)(B); Registration Statement No. 2-66301, Exhibit
               5(a)(1)(C); Registration Statement No. 2-67728, Exhibit
               5(a)(1)(B); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit
               10(a)(1)(F); and Annual Report on Form 10-K of APCo for the
               fiscal year ended December 31, 1992, File No. 1-3457, Exhibit
               10(a)(1)(B)].
  10(a)(2)  -- Copy of Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring Companies, as amended
               [Registration Statement No. 2-60015, Exhibit 5(c); Registration
               Statement No. 2-67728, Exhibit 5(a)(3)(B); and Annual Report on
               Form 10-K of APCo for the fiscal year ended December 31, 1992,
               File No. 1-3457, Exhibit 10(a)(2)(B)].
  10(a)(3)  -- Copy of Power Agreement, dated July 10, 1953, between OVEC and
               Indiana-Kentucky Electric Corporation, as amended [Registration
               Statement No. 2-60015, Exhibit 5(e)].
  10(b)     -- Copy of Interconnection Agreement, dated July 6, 1951, among
               APCo, CSPCo, KEPCo, OPCo and I&M and the Service Corporation, as
               amended [Registration Statement No. 2-52910, Exhibit 5(a);
               Registration Statement No. 2-61009, Exhibit 5(b); and Annual
               Report on Form 10-K of AEP for the fiscal year ended December
               31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
  10(c)     -- Copy of Transmission Agreement, dated April 1, 1984, among APCo,
               CSPCo, I&M, KEPCo, OPCo, and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit
               10(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
 *12        -- Statement re: Computation of Ratios.
 *13        -- Copy of those portions of the CSPCo 1993 Annual Report (for the fiscal year ended December 31, 1993) which are incorporated by reference in this filing.
  21        -- List of subsidiaries of CSPCo [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1993, File No. 1-3525,
               Exhibit 22].
 *23        -- Consent of Deloitte & Touche.
 *24        -- Power of Attorney.
 I&M++
  *3(a)     -- Copy of the Amended Articles of Acceptance of I&M and amendments thereto.
  *3(b)     -- Composite Copy of the Amended Articles of Acceptance of I&M, as
               amended.
   3(c)     -- Copy of the By-Laws of I&M [Annual Report on Form 10-K of I&M
               for the fiscal year ended December 31, 1990, File No 1-3570,
               Exhibit 3(d)].

   EXHIBIT
    NUMBER                                 DESCRIPTION
   -------                                 -----------
   4(a)       --  Copy of Mortgage and Deed of Trust, dated as of June 1, 1939, between I&M and Irving Trust Company (now The Bank of New
                  York) and various individuals, as Trustees, as amended and supplemented [Registration Statement No. 2-7597, Exhibit
                  7(a); Registration Statement No. 2-60665, Exhibits 2(c)(2),
                  2(c)(3), 2(c)(4), 2(c)(5), 2(c)(6), 2(c)(7), 2(c)(8),
                  2(c)(9), 2(c)(10), 2(c)(11), 2(c)(12), 2(c)(13), 2(c)(14),
                  2(c)(15), (2)(c)(16), and 2(c)(17); Registration Statement
                  No. 2-63234, Exhibit 2(b)(18); Registration Statement No. 2-
                  65389, Exhibit 2(a)(19); Registration Statement No. 2-67728,
                  Exhibit 2(b)(20); Registration Statement No. 2-85016, Exhibit
                  4(b); Registration Statement No. 33-5728, Exhibit 4(c);
                  Registration Statement No. 33-9280, Exhibit 4(b);
                  Registration Statement No. 33-11230, Exhibit 4(b);
                  Registration Statement No. 33-19620, Exhibits 4(a)(ii),
                  4(a)(iii), 4(a)(iv) and 4(a)(v); Registration Statement No.
                  33-46851, Exhibits 4(b)(i), 4(b)(ii) and 4(b)(iii);
                  Registration Statement No. 33-54480, Exhibits 4(b)(i) and
                  4(b)(ii); Registration Statement No. 33-60886, Exhibit
                  4(b)(i); Registration Statement No. 33-50521, Exhibits
                  4(b)(i), 4(b)(ii) and 4(b)(iii)].
  *4(b)       --  Copy of Indentures Supplemental dated October 15, 1993 and
                  February 1, 1994 to Mortgage and Deed of Trust.
  10(a)(1)    --  Copy of Power Agreement, dated October 15, 1952, between OVEC and United States of America, acting by and through the
                  United States Atomic Energy Commission, and, subsequent to
                  January 18, 1975, the Administrator of the Energy Research
                  and Development Administration, as amended [Registration
                  Statement No. 2-60015, Exhibit 5(a); Registration Statement
                  No. 2-63234, Exhibit 5(a)(1)(B); Registration Statement No.
                  2-66301, Exhibit 5(a)(1)(C); Registration Statement No. 2-
                  67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of APCo
                  for the fiscal year ended December 31, 1989, File No. 1-3457,
                  Exhibit 10(a)(1)(F); and Annual Report on Form 10-K of APCo
                  for the fiscal year ended December 31, 1992, File No. 1-3457,
                  Exhibit 10(a)(1)(B)].
  10(a)(2)    --  Copy of Inter-Company Power Agreement, dated as of July 10,
                  1953, among OVEC and the Sponsoring Companies, as amended
                  [Registration Statement No. 2-60015, Exhibit 5(c);
                  Registration Statement No. 2-67728, Exhibit 5(a)(3)(B);
                  Annual Report on Form 10-K of APCo for the fiscal year ended
                  December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
  10(a)(3)    --  Copy of Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric Corporation, as amended
                  [Registration Statement No. 2-60015, Exhibit 5(e)].
  10(b)       --  Copy of Interconnection Agreement, dated July 6, 1951, between APCo, CSPCo, KEPCo, I&M, and OPCo and with the
                  Service Corporation, as amended [Registration Statement No.
                  2-52910, Exhibit 5(a); Registration Statement No. 2-61009,
                  Exhibit 5(b); and Annual Report on Form 10-K of AEP for the
                  fiscal year ended December 31, 1990, File No. 1-3525, Exhibit
                  10(a)(3)].
  10(c)       --  Copy of Transmission Agreement, dated April 1, 1984, among
                  APCo, CSPCo, I&M, KEPCo, OPCo and with the Service
                  Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No.
                  1-3525, Exhibit 10(b); and Annual Report on Form 10-K of AEP
                  for the fiscal year ended December 31, 1988, File No. 1-3525,
                  Exhibit 10(b)(2)].
 *10(d)       --  Copy of Nuclear Material Lease Agreement, dated as of
                  December 1, 1990, between I&M and DCC Fuel Corporation.
  10(e)(1)(A) --  Copy of Lease Agreement (I&M Trust 1), dated as of December
                  1, 1989, between I&M and Wilmington Trust Company
                  [Registration Statement No. 33-32753, Exhibit 28(a)(1)(C)].
 *10(e)(1)(B) --  Copy of Lease Supplement No. 1 (I&M Trust 1), dated as of
                  October 15, 1990.

   EXHIBIT
    NUMBER                                 DESCRIPTION
   -------                                 -----------
  10(e)(2)(A) --  Copy of Lease Agreement (I&M Trust 2), dated as of December
                  1, 1989, between I&M and Wilmington Trust Company
                  [Registration Statement No. 33-32753, Exhibit 28(a)(2)(C)].
 *10(e)(2)(B) --  Copy of Lease Supplement No. 1 (I&M Trust 2), dated as of
                  October 15, 1990.
  10(e)(3)(A) --  Copy of Lease Agreement (I&M Trust 3), dated as of December
                  1, 1989, between I&M and Wilmington Trust Company
                  [Registration Statement No. 33-32753, Exhibit 28(a)(3)(C)].
 *10(e)(3)(B) --  Copy of Lease Supplement No. 1 (I&M Trust 3), dated as of
                  October 15, 1990.
  10(e)(4)(A) --  Copy of Lease Agreement (I&M Trust 4), dated as of December
                  1, 1989, between I&M and Wilmington Trust Company
                  [Registration Statement No. 33-32753, Exhibit 28(a)(4)(C)].
 *10(e)(4)(B) --  Copy of Lease Supplement No. 1 (I&M Trust 4), dated as of
                  October 15, 1990.
  10(e)(5)(A) --  Copy of Lease Agreement (I&M Trust 5), dated as of December
                  1, 1989, between I&M and Wilmington Trust Company
                  [Registration Statement No. 33-32753, Exhibit 28(a)(5)(C)].
 *10(e)(5)(B) --  Copy of Lease Supplement No. 1 (I&M Trust 5), dated as of
                  October 15, 1990.
  10(e)(6)(A) --  Copy of Lease Agreement (I&M Trust 6), dated as of December
                  1, 1989, between I&M and Wilmington Trust Company
                  [Registration Statement No. 33-32753, Exhibit 28(a)(6)(C)].
 *10(e)(6)(B) --  Copy of Lease Supplement No. 1 (I&M Trust 6), dated as of
                  October 15, 1990.
 *12          --  Statement re: Computation of Ratios
 *13          --  Copy of those portions of the I&M 1993 Annual Report (for the fiscal year ended December 31, 1993) which are incorporated by reference in this filing.
  21          --  List of subsidiaries of I&M [Annual Report on Form 10-K of
                  AEP for the fiscal year ended December 31, 1993, File No. 1-
                  3525, Exhibit 22].
 *23          --  Consent of Deloitte & Touche.
 *24          --  Power of Attorney.
 KEPCO
   3(a)       --  Copy of Restated Articles of Incorporation of KEPCo [Annual
                  Report on Form 10-K of KEPCo for the fiscal year ended
                  December 31, 1991, File No. 1-6858, Exhibit 3(a)].
   3(b)       --  Copy of By-Laws of KEPCo [Annual Report on Form 10-K of KEPCo
                  for the fiscal year ended December 31, 1990, File No. 1-6858,
                  Exhibit 3(b)].
   4(a)(1)    --  Copy of Mortgage and Deed of Trust, dated May 1, 1949, between KEPCo and Bankers Trust Company, as supplemented and amended [Registration Statement No. 2-65820, Exhibits
                  2(b)(1), 2(b)(2), 2(b)(3), 2(b)(4), 2(b)(5), and  2(b)(6);
                  Registration Statement No. 33-39394, Exhibits 4(b) and 4(c);
                  Registration Statement No. 33-53226, Exhibits 4(b) and 4(c);
                  Registration Statement No. 33-61808, Exhibits 4(b) and 4(c)].
  *4(a)(2)    --  Copy of Indentures Supplemental dated May 1, 1993, June 1,
                  1993 and June 15, 1993 to Mortgage and Deed of Trust.
  10(a)       --  Copy of Interconnection Agreement, dated July 6, 1951, among
                  APCo, CSPCo, KEPCo, I&M and OPCo and with the Service
                  Corporation, as amended [Registration Statement No. 2-52910,
                  Exhibit 5(a); Registration Statement No. 2-61009, Exhibit
                  5(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit
                  10(a)(3)].

  EXHIBIT
  NUMBER                                  DESCRIPTION
  -------                                 -----------
  10(b)    --  Copy of Transmission Agreement, dated April 1, 1984, among APCo,
               CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit
               10(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
 *12       --  Statement re: Computation of Ratios.
 *13       --  Copy those portions of the KEPCo 1993 Annual Report (for the fiscal year ended December 31, 1993) which are incorporated by reference in this filing.
 *23       --  Consent of Deloitte & Touche.
 *24       --  Power of Attorney.
OPCO++
   3(a)    --  Copy of Amended Articles of Incorporation of OPCo, and
               amendments thereto to April 6, 1993 [Registration Statement No.
               33-50139, Exhibit 4(a)].
  *3(b)    --  Copy of Certificates of Amendment to the Amended Articles of
               Incorporation of OPCo, dated October 4, 1993 and October 28,
               1993.
  *3(c)    --  Composite copy of the Amended Articles of Incorporation of OPCo, as amended.
   3(d)    --  Copy of Code of Regulations of OPCo [Annual Report on Form 10-K
               of OPCo for the fiscal year ended December 31, 1990, File No. 1-
               6543, Exhibit 3(d)].
   4(a)    --  Copy of Mortgage and Deed of Trust, dated as of October 1, 1938, between OPCo and Manufacturers Hanover Trust Company (now
               Chemical Bank), as Trustee, as amended and supplemented
               [Registration Statement No. 2-3828, Exhibit B-4; Registration
               Statement No.
               2-60721, Exhibits 2(c)(2), 2(c)(3), 2(c)(4), 2(c)(5), 2(c)(6),
               2(c)(7), 2(c)(8), 2(c)(9), 2(c)(10), 2(c)(11), 2(c)(12),
               2(c)(13), 2(c)(14), 2(c)(15), 2(c)(16), 2(c)(17), 2(c)(18),
               2(c)(19), 2(c)(20), 2(c)(21), 2(c)(22), 2(c)(23), 2(c)(24),
               2(c)(25), 2(c)(26), 2(c)(27), 2(c)(28), 2(c)(29), 2(c)(30), and
               2(c)(31); Registration Statement No. 2-83591, Exhibit 4(b);
               Registration Statement No. 33-21208, Exhibits 4(a)(ii),
               4(a)(iii) and 4(a)(vi); Registration Statement No. 33-31069,
               Exhibit 4(a)(ii); Registration Statement No. 33-44995, Exhibit
               4(a)(ii); Registration Statement No. 33-59006, Exhibits
               4(a)(ii), 4(a)(iii) and 4(a)(iv); Registration Statement No. 33-
               50373, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(iv)].
  *4(b)    --  Copy of Indentures Supplemental dated October 1, 1993, November
               1, 1993 and December 1, 1993.
  10(a)(1) --  Copy of Power Agreement, dated October 15, 1952, between OVEC and United States of America, acting by and through the United
               States Atomic Energy Commission, and, subsequent to January 18,
               1975, the Administrator of the Energy Research and Development
               Administration, as amended [Registration Statement No. 2-60015,
               Exhibit 5(a); Registration Statement No. 2-63234, Exhibit
               5(a)(1)(B); Registration Statement No. 2-66301, Exhibit
               5(a)(1)(C); Registration Statement No. 2-67728, Exhibit
               5(a)(1)(D); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit
               10(a)(1)(F); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit
               10(a)(1)(B)].
  10(a)(2) --  Copy of Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring Companies, as amended
               [Registration Statement No. 2-60015, Exhibit 5(c); Registration
               Statement No. 2-67728, Exhibit 5(a)(3)(B); Annual Report on Form
               10-K of APCo for the fiscal year ended December 31, 1992, File
               No. 1-3457, Exhibit 10(a)(2)(B)].
  10(a)(3) --  Copy of Power Agreement, dated July 10, 1953, between OVEC and
               Indiana-Kentucky Electric Corporation, as amended [Registration
               Statement No. 2-60015, Exhibit 5(e)].

  EXHIBIT
  NUMBER                                  DESCRIPTION
  -------                                 -----------
  10(b)    --  Copy of Interconnection Agreement, dated July 6, 1951, between
               APCo, CSPCo, KEPCo, I&M and OPCo and with the Service
               Corporation, as amended [Registration Statement No. 2-52910,
               Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b);
               Annual Report on Form 10-K of AEP for the fiscal year ended
               December 31, 1990, File 1-3525, Exhibit 10(a)(3)].
  10(c)    --  Copy of Transmission Agreement, dated April 1, 1984, among APCo,
               CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); Annual
               Report on Form 10-K of AEP for the fiscal year ended December
               31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
  10(d)    --  Copy of Agreement, dated June 18, 1968, between OPCo and Kaiser
               Aluminum & Chemical Corporation (now known as Ravenswood
               Aluminum Corporation) and First Supplemental Agreement thereto
               [Registration Statement No. 2-31625, Exhibit 4(c); Annual Report
               on Form 10-K of OPCo for the fiscal year ended December 31,
               1986, File No. 1-6543, Exhibit 10(d)(2)].
 *10(e)    --  Copy of Power Agreement, dated November 16, 1966, between OPCo and Ormet Generating Corporation and First Supplemental
               Agreement thereto.
 *10(f)    --  Copy of Amendment No. 1, dated October 1, 1973, to Station
               Agreement dated January 1, 1968, among OPCo, Buckeye and
               Cardinal Operating Company, and amendments thereto.
 +10(g)(1) --  AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(e)].
 +10(g)(2) --  Amendment to AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1986, File No. 1-3525, Exhibit
               10(d)(2)].
 +10(h)(1) --  Management Incentive Compensation Plan [Annual Report on Form
               10-K of AEP for the fiscal year ended December 31, 1993, File
               No. 1-3525, Exhibit 10(i)].
 +10(h)(2) --  American Electric Power System Performance Share Incentive Plan
               [Annual Report on Form 10-K of AEP for the fiscal year ended
               December 31, 1993, File No. 1-3525, Exhibit 10(i)(2)].
 +10(i)(1) --  Excess Benefits Plan [Annual Report on Form 10-K of AEP for the
               fiscal year ended December 31, 1993, File No. 1-3525, Exhibit
               10(g)(1)(A)].
 +10(i)(2) --  AEP System Supplemental Savings Plan (Non-Qualified) [Annual
               Report on Form 10-K of AEP for the fiscal year ended December
               31, 1993, File No. 1-3525, Exhibit 10(g)(2)].
 +10(i)(3) --  Umbrella Trust (TM) for Executives [Annual Report on Form 10-K
               of AEP for the fiscal year ended December 31, 1993, File No. 1-
               3525, Exhibit 10(g)(3)].
 +10(j)(1) --  Employment Agreement between E. Linn Draper, Jr. and AEP and the
               Service Corporation [Annual Report on Form 10-K of AEGCo for the
               fiscal year ended December 31, 1991, File No. 0-18135, Exhibit
               10(g)(2)].
 +10(j)(2) --  Employment Agreement between John E. Katlic and the Service
               Corporation [Annual Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1990, File No. 0-18135, Exhibit
               10(g)(2)].
  10(k)    --  Agreement for Lease dated as of September 17, 1992 between JMG
               Funding, Limited Partnership and OPCo [Annual Report on Form 10-
               K of OPCo for the fiscal year ended December 31, 1992, File No.
               1-6543, Exhibit 10(l)].
 *12       --  Statement re: Computation of Ratios.
 *13       --  Copy of those portions of the OPCo 1993 Annual Report (for the fiscal year ended December 31, 1993) which are incorporated by reference in this filing.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
    21   --  List of subsidiaries of OPCo [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1993, File No. 1-3525,
             Exhibit 22].
   *23   --  Consent of Deloitte & Touche.
   *24   --  Power of Attorney.

                                --------------

++Certain instruments defining the rights of holders of long-term debt of the registrants included in the financial statements of registrants filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10% of the total assets of registrants. The registrants hereby agree to furnish a copy of any such omitted instrument to the SEC upon request.