Form 10-K405
period 1994-12-31
APPALACHIAN POWER CO
filed 1995-03-28
CIK 6879

          _________________________________________________________________
          -----------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                   ----------------
                                      FORM 10-K
                                   ----------------
          (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended December 31, 1994

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from __________ to ___________
                                    --------------

                                                                 I.R.S.
                                                                EMPLOYER
          COMMISSION    REGISTRANT; STATE OF INCORPORATION;  IDENTIFICATION
          FILE NUMBER   ADDRESS; AND TELEPHONE NUMBER              NO.
          -----------   -----------------------------------   -------------
            1-3525      American Electric Power Company, Inc. 13-4922640
                        (A New York Corporation)
                        1 Riverside Plaza
                        Columbus, Ohio 43215
                        Telephone (614) 223-1000
            0-18135     AEP Generating Company                31-1033833
                        (An Ohio Corporation)
                        1 Riverside Plaza
                        Columbus, Ohio 43215
                        Telephone (614) 223-1000
            1-3457      Appalachian Power Company             54-0124790
                        (A Virginia Corporation)
                        40 Franklin Road, S.W.
                        Roanoke, Virginia 24011
                        Telephone (703) 985-2300
            1-2680      Columbus Southern Power Company       31-4154203
                        (An Ohio Corporation)
                        215 North Front Street
                        Columbus, Ohio 43215
                        Telephone (614) 464-7700
            1-3570      Indiana Michigan Power Company        35-0410455
                        (An Indiana Corporation)
                        One Summit Square
                        P. O. Box 60
                        Fort Wayne, Indiana 46801
                        Telephone (219) 425-2111
            1-6858      Kentucky Power Company                61-0247775
                        (A Kentucky Corporation)
                        1701 Central Avenue
                        Ashland, Kentucky 41101
                        Telephone (800) 572-1113
            1-6543      Ohio Power Company                    31-4271000
                        (An Ohio Corporation)
                        301 Cleveland Avenue, S.W.
                        Canton, Ohio 44702
                        Telephone (216) 456-8173

                                   ---------------
            AEP Generating Company, Columbus Southern Power Company and
          Kentucky Power Company meet the conditions set forth in General
          Instruction J(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction J(2) to such Form 10-K.
                                   ---------------
            Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X . No X .
                                                  ---       ---

          Securities registered pursuant to Section 12(b) of the Act:


                                                     NAME OF EACH EXCHANGE
            REGISTRANT      TITLE OF EACH CLASS      ON WHICH REGISTERED
            ----------      -------------------      ---------------------
          AEP Generating
           Company          None

          American Electric Common Stock,
           Power Company,     $6.50 par value .....  New York Stock
           Inc.                                       Exchange

          Appalachian Power Cumulative Preferred Stock,
           Company            Voting, no par value:
                                4-1/2% ............  Philadelphia Stock
                                                      Exchange
                                4.50% .............  Philadelphia Stock
                                                      Exchange
                                7.40% .............  New York Stock
                                                      Exchange

          Columbus Southern None
           Power Company

          Indiana Michigan  Cumulative Preferred Stock,
           Power Company      Non-Voting, $100 par value:
                                4-1/8% ............  Chicago Stock Exchange
                                7.08% .............  New York Stock
                                                      Exchange

          Kentucky Power    None
           Company

          Ohio Power        Cumulative Preferred Stock,
           Company            Voting, $100 par value:
                                7.60% .............  New York Stock
                                                      Exchange
                                7-6/10% ...........  New York Stock
                                                      Exchange
                                8.04% .............  New York Stock
                                                      Exchange

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                             ----

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


               REGISTRANT                       TITLE OF EACH CLASS
               ----------                       -------------------
          AEP Generating Company                None

          American Electric Power
           Company, Inc.  None

          Appalachian Power Company             None

          Columbus Southern Power Company       None

          Indiana Michigan Power Company        None

          Kentucky Power Company                None

          Ohio Power Company                    4-1/2% Cumulative
                                                  Preferred Stock,
                                                  Voting, $100 par value

                              AGGREGATE MARKET VALUE    NUMBER OF SHARES
                               OF VOTING STOCK HELD     OF COMMON STOCK
                               BY NON-AFFILIATES OF      OUTSTANDING OF
                                THE REGISTRANTS AT     THE REGISTRANTS AT
                                 FEBRUARY 3, 1995       FEBRUARY 3, 1995
                              ----------------------   ------------------
          AEP Generating      None                             1,000
           Company                                     ($1,000 par value)

          American Electric   $6,621,000,000             185,235,000
           Power Company, Inc.                         ($6.50 par value)

          Appalachian Power   $38,000,000                 13,499,500
           Company                                     (no par value)

          Columbus Southern   None                        16,410,426
            Power Company                              (no par value)

          Indiana Michigan    None                         1,400,000
           Power Company                               (no par value)

          Kentucky Power      None                         1,009,000
           Company                                     ($50 par value)

          Ohio Power Company  $129,000,000                27,952,473
                                                       (no par value)

             NOTE ON MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES

            All of the common stock of AEP Generating Company, Appalachian
          Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company and Ohio Power Company is owned by American Electric Power Company, Inc. (see Item 12 herein). The voting stock owned by non-affiliates of (i)
          Appalachian Power Company consists of 553,848 shares of Cumulative Preferred Stock, no par value; and (ii) Ohio Power
          Company consists of 1,712,403 shares of Cumulative Preferred
          Stock, $100 par value. Some of the series of Cumulative Preferred Stock are not regularly traded. The aggregate market value of the Cumulative Preferred Stock is based on the average of the high and low prices on the closest trading date to February 3, 1995 for series traded on the New York or Philadelphia Stock
          Exchange, or the most recent reported bid prices for those series not recently traded. Where recent market price information was not available with respect to a series, the market price for such series is based on the price of a recently traded series with an adjustment related to any difference in the current yields of the two series.

                         DOCUMENTS INCORPORATED BY REFERENCE

                                                         PART OF FORM 10-K
                                                        INTO WHICH DOCUMENT
            DESCRIPTION                                   IS INCORPORATED
            -----------                                  -----------------
          Portions of Annual Reports of the following
            companies for the fiscal year ended
            December 31, 1994:                                Part II

            AEP Generating Company
            American Electric Power Company, Inc.
            Appalachian Power Company
            Columbus Southern Power Company
            Indiana Michigan Power Company
            Kentucky Power Company
            Ohio Power Company

          Portions of Proxy Statement of American
           Electric Power Company, Inc., dated March 9,
           1995, for Annual Meeting of Shareholders           Part III

          Portions of Information Statements of the
           following companies for 1995 Annual Meeting
           of Shareholders, to be filed within 120 days
           after December 31, 1994:                           Part III

            Appalachian Power Company
            Ohio Power Company

                                   ---------------

            THIS COMBINED FORM 10-K IS SEPARATELY FILED BY AEP GENERATING COMPANY, AMERICAN ELECTRIC POWER COMPANY, INC., APPALACHIAN POWER COMPANY, COLUMBUS SOUTHERN POWER COMPANY, INDIANA MICHIGAN POWER COMPANY, KENTUCKY POWER COMPANY AND OHIO POWER COMPANY.
          INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL
          REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF.  EXCEPT
          FOR AMERICAN ELECTRIC POWER COMPANY, INC., EACH REGISTRANT MAKES
          NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER
          REGISTRANTS.
          ________________________________________________________________
          ----------------------------------------------------------------

                                  TABLE OF CONTENTS
                                                                      PAGE
                                                                     NUMBER
                                                                     ------
          Glossary of Terms .......................................     i
          Part I
            Item 1.  Business ....................................      1
            Item 2.  Properties ..................................     29
            Item 3.  Legal Proceedings ...........................     33
            Item 4.  Submission of Matters to a Vote of
                        Security Holders ..........................    35
            Executive Officers of the Registrants .................    35

          Part II
            Item 5.  Market for Registrant's Common Equity and
                      Related Stockholder Matters .................    38
            Item 6.  Selected Financial Data ......................    38
            Item 7.  Management's Discussion and Analysis of
                      Results of Operations and Financial Condition    38
            Item 8.  Financial Statements and Supplementary Data ..    39
            Item 9.  Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure .....    39

          Part III
            Item 10. Directors and Executive Officers of the
                        Registrants ................................   40
            Item 11. Executive Compensation .......................    41
            Item 12. Security Ownership of Certain Beneficial
                       Owners and Management .....................     45
            Item 13. Certain Relationships and Related
                        Transactions ...............................   45

          Part IV
            Item 14. Exhibits, Financial Statement Schedules,
                        and Reports on Form 8-K ....................   46

          Signatures ..............................................    48
          Index to Financial Statement Schedules ..................    S-1
          Independent Auditors' Report ............................    S-2
          Exhibit Index ...........................................    E-1
          /TABLE

                                  GLOSSARY OF TERMS

            When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

                   TERM                            MEANING
                   ----                            -------
          AEGCo .................... AEP Generating Company, an electric utility subsidiary of AEP.
          AEP ...................... American Electric Power Company, Inc.
          AEP System or the System . The American Electric Power System,
                                     an integrated electric utility
                                     system, owned and operated by AEP's
                                     electric utility subsidiaries.
          AFUDC .................... Allowance for funds used during construction.  Defined in regulatory
                                     systems of accounts as the net cost
                                     of borrowed funds used for
                                     construction and a reasonable rate of
                                     return on other funds when so used.
          APCo ..................... Appalachian Power Company, an
                                     electric utility subsidiary of AEP.
          Buckeye .................. Buckeye Power, Inc., an unaffiliated corporation.
          CCD Group ................ CSPCo, CG&E and DP&L.
          CG&E ..................... The Cincinnati Gas & Electric
                                     Company, an unaffiliated utility
                                     company.
          Cook Plant ............... The Donald C. Cook Nuclear Plant,
                                     owned by I&M.
          CSPCo .................... Columbus Southern Power Company, an
                                     electric utility subsidiary of AEP.
          DOE ...................... United States Department of Energy.
          DP&L ..................... The Dayton Power and Light Company,
                                     an unaffiliated utility company.
          Federal EPA .............. United States Environmental
                                     Protection Agency.
          FERC ..................... Federal Energy Regulatory Commission
                                     (an independent commission within the
                                     DOE).
          I&M ...................... Indiana Michigan Power Company, an
                                     electric utility subsidiary of AEP.
          IURC ..................... Indiana Utility Regulatory
                                     Commission.
          KEPCo .................... Kentucky Power Company, an electric utility subsidiary of AEP.
          KPSC ..................... Kentucky Public Service Commission.
          MPSC ..................... Michigan Public Service Commission.
          NEIL ..................... Nuclear Electric Insurance Limited.
          NPDES .................... National Pollutant Discharge
                                     Elimination System.
          NRC ...................... Nuclear Regulatory Commission.
          Ohio EPA ................. Ohio Environmental Protection Agency.
          OPCo ..................... Ohio Power Company, an electric utility subsidiary of AEP.
          OVEC ..................... Ohio Valley Electric Corporation, an
                                     electric utility company in which AEP
                                     and CSPCo own a 44.2% equity
                                     interest.
          PCB's .................... Polychlorinated biphenyls.
          PFBC ..................... Pressurized fluidized-bed combustion, a process in which sulfur is removed
                                     during coal combustion and nitrogen
                                     oxide formation is minimized.
          PUCO ..................... The Public Utilities Commission of
                                     Ohio.
          PUHCA .................... Public Utility Holding Company Act of
                                     1935, as amended.
          RCRA ..................... Resource Conservation and Recovery
                                     Act of 1976, as amended.
          Rockport Plant ........... A generating plant, consisting of two
                                     1,300,000-kilowatt coal-fired
                                     generating units, near Rockport,
                                     Indiana.
          SEC ...................... Securities and Exchange Commission.
          Service Corporation ...... American Electric Power Service
                                     Corporation, a service subsidiary of
                                     AEP.
          TVA ...................... Tennessee Valley Authority.
          VEPCo .................... Virginia Electric and Power Company,
                                     an unaffiliated utility company.
          Virginia SCC ............. State Corporation Commission of
                                     Virginia.
          West Virginia PSC ........ Public Service Commission of West
                                     Virginia.
          Zimmer or Zimmer Plant ... Wm. H. Zimmer Generating Station,
                                     commonly owned by CSPCo, CG&E and
                                     DP&L.
          /TABLE

          PART I ----------------------------------------------------------

          Item 1.  BUSINESS
          -----------------------------------------------------------------

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

            The service area of AEP's electric utility subsidiaries covers portions of the states of Indiana, Kentucky, Michigan, Ohio, Tennessee, Virginia and West Virginia. The generating and transmission facilities of AEP's subsidiaries are physically interconnected, and their operations are coordinated, as a single integrated electric utility system. Transmission networks are interconnected with extensive distribution facilities in the territories served. At December 31, 1994, the subsidiaries of AEP had a total of 19,660 employees. AEP, as such, has no employees. The principal operating subsidiaries of AEP are:

               APCo (organized in Virginia in 1926) is engaged in the
            generation, purchase, transmission and distribution of electric power to approximately 848,000 retail customers in the southwestern portion of Virginia and southern West Virginia, and in supplying electric power at wholesale to other electric utility companies and municipalities in those states and in Tennessee. At December 31, 1994, APCo and its wholly owned subsidiaries had 4,637 employees. A generating subsidiary of APCo, Kanawha Valley Power Company, which owns and operates under Federal license three hydroelectric generating stations located on Government lands adjacent to Government-owned navigation dams on the Kanawha River in West Virginia, sells its net output to APCo. Kanawha Valley Power Company has requested regulatory approval to merge into APCo. Among the principal industries served by APCo are coal mining, primary metals, chemicals, textiles, paper, stone, clay, glass, concrete products, rubber, plastic products and furniture. In addition to its AEP System interconnections, APCo also is interconnected with the following unaffiliated utility companies: Carolina Power & Light Company, Duke Power Company and VEPCo. A comparatively small part of the properties and business of APCo is located in the northeastern end of the Tennessee Valley. APCo has several points of interconnection with TVA and has entered into agreements with TVA under which APCo and TVA interchange and transfer electric power over portions of their respective systems.

               CSPCo (organized in Ohio in 1937, the earliest direct
            predecessor company having been organized in 1883) is engaged in the generation, purchase, transmission and distribution of electric power to approximately 588,000 customers in Ohio, and in supplying electric power at wholesale to other electric utilities and to municipally owned distribution systems within its service area. At December 31, 1994, CSPCo had 2,323 employees. CSPCo's service area is comprised of two areas in Ohio, which include portions of twenty-five counties. One area includes the City of Columbus and the other is a predominantly rural area in south central Ohio. Approximately
            80% of CSPCo's retail revenues are derived from the Columbus area. Among the principal industries served are food processing, chemicals, primary metals, electronic machinery and paper products. In addition to its AEP System interconnections, CSPCo also is interconnected with the following unaffiliated utility companies: CG&E, DP&L and Ohio Edison Company.

               I&M (organized in Indiana in 1925) is engaged in the
            generation, purchase, transmission and distribution of electric power to approximately 531,000 customers in northern and eastern Indiana and southwestern Michigan, and in supplying electric power at wholesale to other electric utility companies, rural electric cooperatives and municipalities. At December 31, 1994, I&M had 3,817 employees. Among the principal industries served are primary metals, transportation equipment, fabricated metal products, electrical and electronic machinery, rubber and miscellaneous plastic products and chemicals and allied products. Since 1975, I&M has leased and operated the assets of the municipal system of the City of Fort Wayne, Indiana. In addition to its AEP System interconnections, I&M also is interconnected with the following unaffiliated utility companies: Central Illinois Public Service Company, CG&E, Commonwealth Edison Company, Consumers Power Company, Illinois Power Company, Indianapolis Power & Light Company, Louisville Gas and Electric Company, Northern Indiana Public Service Company, PSI Energy Inc. and Richmond Power & Light Company.

               KEPCo (organized in Kentucky in 1919) is engaged in the
            generation, purchase, transmission and distribution of electric power to approximately 163,000 customers in an area in eastern Kentucky, and in supplying electric power at wholesale to other utilities and municipalities in Kentucky. At December 31, 1994, KEPCo had 823 employees. In addition to its AEP System interconnections, KEPCo also is interconnected with the following unaffiliated utility companies: Kentucky Utilities Company and East Kentucky Power Cooperative Inc. KEPCo is also interconnected with TVA.

               Kingsport Power Company (organized in Virginia in 1917)
            provides electric service to approximately 41,000 customers in Kingsport and eight neighboring communities in northeastern Tennessee. Kingsport Power Company has no generating facilities of its own. It purchases electric power distributed to its customers from APCo. At December 31, 1994, Kingsport Power Company had 104 employees.

               OPCo (organized in Ohio in 1907 and reincorporated in 1924)
            is engaged in the generation, purchase, transmission and distribution of electric power to approximately 662,000 customers in the northwestern, east central, eastern and southern sections of Ohio, and in supplying electric power at wholesale to other electric utility companies and municipalities. At December 31, 1994, OPCo and its wholly owned subsidiaries had 5,404 employees. Among the principal industries served by OPCo are primary metals, rubber and plastic products, stone, clay, glass and concrete products, petroleum refining, chemicals and electrical and electronic machinery. In addition to its AEP System interconnections, OPCo also is interconnected with the following unaffiliated utility companies: CG&E, The Cleveland Electric Illuminating Company, DP&L, Duquesne Light Company, Kentucky Utilities Company, Monongahela Power Company, Ohio Edison Company, The Toledo Edison Company and West Penn Power Company.

               Wheeling Power Company (organized in West Virginia in 1883 and reincorporated in 1911) provides electric service to approximately 41,000 customers in northern West Virginia. Wheeling Power Company has no generating facilities of its own. It purchases electric power distributed to its customers from OPCo. At December 31, 1994, Wheeling Power Company had 141 employees.

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

          REGULATION

             General

            AEP and its subsidiaries are subject to the broad regulatory provisions of PUHCA administered by the SEC. The public utility subsidiaries' retail rates and certain other matters are subject to regulation by the public utility commissions of the states in which they operate. Such subsidiaries are also subject to regulation by the FERC under the Federal Power Act in respect of rates for interstate sale at wholesale and transmission of electric power, accounting and other matters and construction and operation of hydroelectric projects. I&M is subject to regulation by the NRC under the Atomic Energy Act of 1954, as amended, with respect to the operation of the Cook Plant.

             Possible Change to PUHCA

            The provisions of PUHCA, administered by the SEC, regulate all aspects of a registered holding company system, such as the AEP System. PUHCA requires that the operations of a registered holding company system be limited to a single integrated public utility system and such other businesses as are incidental or necessary to the operations of the system. In addition, PUHCA governs, among other things, financings, sales or acquisitions of assets and intra-system transactions.

            On November 8, 1994, the SEC issued a release in which it discussed the need to modernize PUHCA, particularly in light of increasing competition in the electric utility industry (see Competition). It also requested comments on a broad range of issues, including whether PUHCA should be repealed or some of its restrictions eliminated. AEP filed comments indicating its belief that PUHCA is unnecessary and should be repealed. If
          PUHCA is repealed or amended to remove some restrictions, registered holding company systems, including the AEP System, will be able to compete in the changing industry without the constraints of PUHCA. Management of AEP believes that removal of these constraints would be beneficial to the AEP System.

            On December 28, 1994, the SEC also proposed revisions to its rules governing transactions between associated companies in a registered holding company system. PUHCA and the rules and orders of the SEC currently require that these transactions be performed at cost with limited exceptions. Over the years, the AEP System has developed numerous affiliated service, sales and construction relationships and, in some cases, invested significant capital and developed significant operations in reliance upon the ability to recover its full costs under these provisions.

            These proposed revisions to the rules would price transactions governed by SEC rules at a market-based price if it is lower than cost. Because prices charged in most AEP intra-system transactions are governed by SEC orders relating specifically to such transactions, not general SEC rules, the proposed revisions would not apply to them. However, the SEC could modify or amend the orders governing AEP intra-system transactions. In addition, proposals have been made for Congress to repeal PUHCA or modify its provisions governing intra-system transactions. The effect of possible SEC revisions of these cost provisions or the repeal or amendment of PUHCA on AEP's intra-system transactions depends on whether the assurance of full cost recovery is eliminated immediately or phased-in and whether it is eliminated for all intra-system transactions or only some. If the cost recovery assurance is eliminated immediately for all intra-system transactions, it could have a material adverse effect on results of operations and financial condition of AEP and OPCo.

             Conflict of Regulation

            Public utility subsidiaries of AEP can be subject to regulation of the same subject matter by two or more jurisdictions. In such situations, it is possible that the decisions of such regulatory bodies may conflict or that the decision of one such body may affect the cost of providing service and so the rates in another jurisdiction. In a recent case involving OPCo, the U.S. Court of Appeals for the District of Columbia held that the determination of costs to be charged to associated companies by the SEC under PUHCA precluded the FERC from determining that such costs were unreasonable for ratemaking purposes. The U.S. Supreme Court also has held that a state commission may not conclude that a FERC approved wholesale power agreement is unreasonable for state ratemaking purposes. Certain actions that would overturn these decisions or otherwise affect the jurisdiction of the SEC and FERC are under consideration by the U.S. Congress and these regulatory bodies. Such conflicts of jurisdiction often result in litigation and if resolved adversely to a public utility subsidiary of AEP could have a material adverse effect on the results of operations or financial condition of such subsidiary or AEP.

          CLASSES OF SERVICE

            The principal classes of service from which the major electric utility subsidiaries of AEP derive revenues and the amount of such revenues (from kilowatt-hour sales) during the year ended December 31, 1994 are as follows:

                                                                                                                     AEP
                                               AEGCo      APCo        CSPCo       I&M        KEPCo      OPCo      System (a)
                                                                           (in thousands)
         Retail
           Residential
             Without Electric Heating   . .   $  --     $  233,540  $  305,189  $  227,358  $ 42,613  $  251,382  $1,079,865
             With Electric Heating  . . . .      --        312,508     109,086     107,523    58,047     132,799     755,577
               Total Residential  . . . . .      --        546,048     414,275     334,881   100,660     384,181   1,835,442
           Commercial  . . . . . . . . . . .     --        275,262     361,947     247,938    55,899     241,566   1,217,921
           Industrial  . . . . . . . . . . .     --        367,130     144,722     291,527    92,993     619,055   1,578,579
           Miscellaneous . . . . . . . . . .     --         30,821      15,433       6,316       832       8,079      64,668
               Total Retail . . . . . . . .      --      1,219,261     936,377     880,662   250,384   1,252,881   4,696,610
         Wholesale (sales for resale)  . . .   235,974     291,412      78,820     352,889    53,785     452,146     714,076
               Total from KWH Sales . . . .    235,974   1,510,673   1,015,197   1,233,551   304,169   1,705,027   5,410,686
         Provision for Revenue Refunds . . .     --          5,560       --          --         --         --          5,560
             Total Net of Provision for
               Revenue Refunds  . . . . . .    235,974   1,516,233   1,015,197   1,233,551   304,169   1,705,027   5,416,246
         Other Operating Revenues  . . . . .        67      19,267      15,954      17,758     3,274      33,699      88,424
             Total Electric
               Operating Revenues . . . . .   $236,041  $1,535,500  $1,031,151  $1,251,309  $307,443  $1,738,726  $5,504,670
         _______________
         (a) Includes revenues of other subsidiaries not shown and elimination of intercompany transactions.

                 AEP SYSTEM POWER POOL AND OFF-SYSTEM POWER SALES

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

            The following table shows the net credits or (charges) allocated among the parties under the Interconnection Agreement during the years ended December 31, 1992, 1993 and 1994:

                                             1992       1993       1994
                                          ---------- ---------- ----------
                                                   (IN THOUSANDS)
          APCo ........................   $(243,000) $(260,000) $(254,000)
          CSPCo .......................    (118,000)  (141,000)  (105,000)
          I&M .........................      71,000    183,000    107,000
          KEPCo .......................      26,000      1,000     12,000
          OPCo ........................     264,000    217,000    240,000

            In July 1994, APCo, CSPCo, I&M, KEPCo and OPCo entered into the AEP System Interim Allowance Agreement (IAA). Reference is made to Environmental and Other Matters -- Clean Air Act
          Amendments of 1990 for a discussion of emission allowances. The IAA provides for and governs the terms of the following allowance transactions among the parties beginning January 1, 1995: (1) an annual reallocation of certain allowances initially allocated by the Federal EPA to OPCo's Gavin Plant; (2) transfer of allowances associated with energy transactions among the members of the AEP
          Power Pool; (3) a monthly cash settlement for allowances consumed in connection with power sales to non-affiliated electric utilities; and (4) transfers of allowances for current and future period compliance. The IAA does not provide for the allocation of costs and proceeds related to the sale or purchase of allowances to or from non-affiliated companies. The IAA was accepted by the FERC on December 30, 1994.

            AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo also sell electric power on a wholesale basis to non-affiliated electric utilities. Such sales are either made by the AEP System and then allocated among APCo, CSPCo, I&M, KEPCo and OPCo based on member-load-ratios or made by individual companies pursuant to various long-term power agreements. The following table shows the amounts contributed to operating income of the various companies from such sales during the years ended December 31, 1992, 1993 and 1994:

                                      1992(A)         1993(A)      1994(A)
                                     --------        --------     --------
                                                   (IN THOUSANDS)
          AEGCo (b) ................ $ 33,000        $ 32,500     $ 30,800
          APCo (c) .................   18,100          23,600       25,000
          CSPCo (c) ................    9,100          12,000       11,700
          I&M (c)(d) ...............   31,300          35,300       34,600
          KEPCo (c) ................    3,700           4,900        4,800
          OPCo (c) .................   15,700          20,700       20,000
                                     --------        --------     --------
            Total System ..........  $110,900        $129,000     $126,900
                                     ========        ========     ========

          ---------------
          (a) Such sales do not include wholesale sales to full/partial requirement customers of AEP System companies. See the discussion below.
          (b) All amounts for AEGCo are from sales made pursuant to a long-term power agreement. See AEGCo -- Unit Power Agreements.
          (c) All amounts, except for I&M, are from System sales which are allocated among APCo, CSPCo, I&M, KEPCo and OPCo based upon member-load-ratio. All System sales made in 1992, 1993 and 1994 were made on a short-term basis, except that $11,500,000, $16,800,000 and $21,800,000, respectively, of the contribution to operating income for the total System were from long-term System sales.
          (d) In addition to its allocation of System sales, the 1992, 1993 and 1994 amounts for I&M include $20,800,000, $21,600,000 and $21,600,000 from a long-term agreement to sell 250 megawatts of power scheduled to terminate in 2009.

            The AEP System has long-term system agreements to sell 100 megawatts of electric power through 1997 and to sell at times up to 200 megawatts of peaking power through March 1997 to unaffiliated utilities. In addition, commencing January 1996, the AEP System will be supplying 205 megawatts of electric power to an unaffiliated utility for 15 years. The AEP System continues to seek appropriate long-term wholesale power agreements and will sell available power on a short-term basis.
          The future results of operations of AEP and its operating companies will be affected by their ability to make cost-effective wholesale sales or, if such sales are reduced, their ability to timely raise retail rates.

            In addition to System sales, APCo, CSPCo, I&M, KEPCo and OPCo serve wholesale customers that are full/partial requirement customers. The aggregate maximum demand for these customers in 1994 was 485, 83, 420, 17 and 125 megawatts for APCo, CSPCo, I&M, KEPCo and OPCo, respectively. Although the terms of the contracts with these customers vary, they generally can be terminated by the customer upon one to four years' notice.

            In June 1993, certain municipal customers of APCo filed an application with the FERC for transmission service in order to reduce by 50 megawatts the power these customers purchase under existing 10-year Electric Service Agreements (ESAs) and purchase power from a third party. APCo maintains that its agreements with these customers are full-requirements contracts which preclude the customers from purchasing power from third parties. On December 1, 1993, the administrative law judge issued an initial decision that the ESAs are not full requirements contracts and that the ESAs give these municipal wholesale customers the option of substituting alternative sources of power for energy purchased from APCo. On February 10, 1994, the FERC issued an order affirming, in part, the administrative law judge's initial decision. On May 24, 1994, APCo appealed the February 10, 1994 order of the FERC to the U.S. Court of Appeals for the District of Columbia Circuit. On July 1, 1994, the FERC ordered the requested transmission service and granted a complaint filed by the municipal customers directing certain modifications to the ESAs in order to accommodate their power purchases from the third party. On August 1, 1994, AEP System companies filed petitions for rehearing of these FERC orders. Effective August 1, 1994, these municipal customers reduced their purchases by 40 megawatts. Certain of these customers also have notified APCo that they intend to reduce their purchases by an additional 21 megawatts effective February 1996.

          AEP SYSTEM TRANSMISSION POOL AND OFF-SYSTEM TRANSMISSION

            APCo, CSPCo, I&M, KEPCo and OPCo are parties to the Transmission Agreement, dated April 1, 1984, as amended (the Transmission Agreement), defining how they share the costs associated with their relative ownership of the extra-high-voltage transmission system (facilities rated 345 kv and above) and certain facilities operated at lower voltages (138 kv and above). Like the Interconnection Agreement, this sharing is based upon each company's "member-load-ratio." See AEP System Power Pool and Off-System Power Sales.

            The following table shows the net credits or (charges) allocated among the parties to the Transmission Agreement during the years ended December 31, 1992, 1993 and 1994:

                                       1992          1993         1994
                                     --------      --------     --------
                                                (IN THOUSANDS)
          APCo ..................... $ (8,000)     $ (3,200)    $(10,200)
          CSPCo ....................  (29,900)      (31,200)     (30,100)
          I&M ......................   48,200        47,400       50,300
          KEPCo ....................    4,200         3,800        4,300
          OPCo .....................  (14,500)      (16,800)     (14,300)

            APCo, CSPCo, I&M, KEPCo, OPCo and other System companies also provide transmission services for non-affiliated companies. The following table shows the amounts contributed to operating income of the various companies from such services during the years ended December 31, 1992, 1993 and 1994:

                                       1992          1993         1994
                                     --------      --------     --------
                                                (IN THOUSANDS)
          APCo ..................... $ 3,000       $ 2,900      $ 4,100
          CSPCo ....................   2,500         2,500        3,100
          I&M ......................   6,500         7,700        6,700
          KEPCo ....................     600           600          800
          OPCo .....................  10,000         9,900       15,700
                                     -------       -------      -------
          Total System ............. $22,600       $23,600      $30,400
                                     =======       =======      =======

            The Energy Policy Act of 1992 amended the Federal Power Act to authorize the FERC under certain conditions to order utilities which own transmission facilities to provide wholesale transmission services for other utilities and entities generating electric power. Effective August 1, 1994 and under a FERC order, the AEP System began to provide transmission services for 40 megawatts of power delivered to certain municipal customers of APCo as discussed above under AEP System Power Pool and Off-System Power Sales.

            FERC Transmission Access Filing: On April 12, 1993, APCo, CSPCo, I&M, KEPCo and OPCo and two other AEP System companies filed a transmission tariff with the FERC under which these AEP System companies would provide limited transmission service to any "eligible utility." The tariff covers the terms and conditions of the service, as well as the price which "eligible utilities" pay to wheel power on the AEP transmission system, regardless of the source of electric power generation. On September 3, 1993, the FERC issued an order accepting the transmission service tariff for filing, with the tariff becoming effective on September 7, 1993, subject to refund. On May 11, 1994, the FERC issued an order on rehearing and indicated that an open access tariff should offer third parties access to the transmission system on the same or comparable basis, and under the same or comparable terms and conditions, as the transmission provider's access to its system.

            On August 26, 1994, AEP System companies submitted to the FERC their comparability filing supplementing the April 12 filing, following the guidelines stated in the May 11 FERC ruling. They indicated their willingness to offer network transmission service under terms and conditions comparable to those enjoyed by members of the AEP System. Network users could import and export power through the network, with power deliveries occurring without separate arrangements for each transmission delivery point.
          Network users would participate in transmission planning and share transmission costs proportionately. In addition, the supplemental filing would expand the availability of point-to-point transmission service, including permitting such services to be offered at a discounted rate on an hourly, nondiscriminatory basis. A FERC hearing began in February 1995 and was recessed until April 24, 1995 for settlement discussions.

          OVEC

            AEP, CSPCo and several unaffiliated utility companies jointly own OVEC, which supplies the power requirements of a uranium enrichment plant near Portsmouth, Ohio owned by the DOE. The aggregate equity participation of AEP and CSPCo in OVEC is 44.2%. The DOE demand under OVEC's power agreement, which is subject to change from time to time, is 1,878,000 kilowatts and is scheduled to remain at about that level through the remaining term of the contract. The proceeds from the sale of power by OVEC, aggregating $308,000,000 in 1994, are designed to be sufficient for OVEC to meet its operating expenses and fixed costs and to provide a return on its equity capital. APCo, CSPCo, I&M and OPCo, as sponsoring companies, are entitled to receive from OVEC, and are obligated to pay for, the power not required by DOE in proportion to their power participation ratios, which averaged 42.1% in 1994. The power agreement with DOE terminates on December 31, 2005, subject to early termination by DOE on not less than three years notice. The power agreement among OVEC and the sponsoring companies expires by its terms on March 12, 2006.

          BUCKEYE

            Contractual arrangements among OPCo, Buckeye and other investor-owned electric utility companies in Ohio provide for the transmission and delivery, over facilities of OPCo and of other investor-owned utility companies, of power generated by the two units at the Cardinal Station owned by Buckeye and back-up power to which Buckeye is entitled from OPCo under such contractual arrangements, to facilities owned by 27 of the rural electric cooperatives which operate in the State of Ohio at 299 delivery points. Buckeye is entitled under such arrangements to receive, and is obligated to pay for, the excess of its maximum one-hour coincident peak demand plus a 15% reserve margin over the 1,226,500 kilowatts of capacity of the generating units which Buckeye currently owns in the Cardinal Station. Such demand, which occurred on January 18, 1994, was recorded at 1,146,933 kilowatts.

          CERTAIN INDUSTRIAL CUSTOMERS

            Ravenswood Aluminum Corporation and Ormet Corporation operate major aluminum reduction plants in the Ohio River Valley at Ravenswood, West Virginia, and in the vicinity of Hannibal, Ohio, respectively. OPCo supplies all of the power requirements of these plants pursuant to long-term contracts with such companies which, subject to certain curtailment provisions, terminate in 1997 in the case of Ormet and 1998 in the case of Ravenswood.
          The power requirements of such plants presently aggregate approximately 880,000 kilowatts. OPCo is currently negotiating with Ormet and Ravenswood regarding the extension of their contracts. See Legal Proceedings for a discussion of litigation involving Ormet.
          AEGCO

            Since its formation, AEGCo's business has consisted of the ownership and financing of its 50% interest in the Rockport Plant and, more recently, leasing of its 50% interest in Unit 2 of the Rockport Plant. The operating revenues of AEGCo are derived from the sale of capacity and energy associated with its interest in the Rockport Plant to I&M, KEPCo and VEPCo, pursuant to unit power agreements. Pursuant to these unit power agreements, AEGCo is entitled to recover its full cost of service from the purchasers and will be entitled to recover future increases in such costs, including increases in fuel and capital costs. See Unit Power Agreements. Pursuant to a capital funds agreement, AEP has agreed to provide cash capital contributions, or in certain circumstances subordinated loans, to AEGCo, to the extent necessary to enable AEGCo, among other things, to provide its proportionate share of funds required to permit continuation of the commercial operation of the Rockport Plant and to perform all of its obligations, covenants and agreements under, among other things, all loan agreements, leases and related documents to which AEGCo is or becomes a party. See Capital Funds Agreement.

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

            A unit power agreement among AEGCo, I&M, VEPCo, and APCo provides for, among other things, the sale of 70% of the power and energy available to AEGCo from Unit 1 of the Rockport Plant to VEPCo by AEGCo from January 1, 1987 through December 31, 1999. VEPCo has agreed to pay to AEGCo in consideration for the right to receive such power those amounts which I&M would have paid AEGCo under the terms of the I&M Power Agreement for such entitlement. Approximately 36% of AEGCo's operating revenue in 1994 was derived from its sales to VEPCo.

            Capital Funds Agreement

            AEGCo and AEP have entered into a capital funds agreement pursuant to which, among other things, AEP has unconditionally agreed to make cash capital contributions, or in certain circumstances subordinated loans, to AEGCo to the extent necessary to enable AEGCo to (i) maintain such an equity component of capitalization as required by governmental regulatory authorities, (ii) provide its proportionate share of the funds required to permit commercial operation of the Rockport Plant, (iii) enable AEGCo to perform all of its obligations, covenants and agreements under, among other things, all loan agreements, leases and related documents to which AEGCo is or becomes a party (AEGCo Agreements), and (iv) pay all indebtedness, obligations and liabilities of AEGCo (AEGCo Obligations) under the AEGCo Agreements, other than indebtedness, obligations or liabilities owing to AEP. The Capital Funds Agreement will terminate after all AEGCo Obligations have been paid in full.

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

          SEASONALITY

            Sales of electricity by the AEP System tend to increase and decrease because of the use of electricity by residential and commercial customers for cooling and heating and relative changes in temperature.

          FRANCHISES

            The operating companies of the AEP System hold franchises to provide electric service in various municipalities in their service areas. These franchises have varying provisions and expiration dates. In general, the operating companies consider their franchises to be adequate for the conduct of their business.

          COMPETITION

             Retail

            The public utility subsidiaries of AEP generally have the exclusive right to sell electric power at retail within their service areas. However, they do compete with self-generation and with distributors of alternative sources of energy, such as natural gas, fuel oil and coal, within their service areas. The primary factors in such competition are price, reliability of service and the capacity of customers to utilize sources of energy other than electric power. With respect to self-generation, the public utility subsidiaries of AEP believe that they maintain a favorable competitive position on the basis of all of these factors. With respect to alternative sources of energy, the public utility subsidiaries of AEP believe that the reliability of their service and the limited ability of customers to substitute other cost-effective sources for electric power place them in a favorable competitive position, even though their prices may be higher than the costs of some alternative sources of energy.

            Significant changes in the global economy in recent years have led to increased price competition for industrial companies in the United States, including those served by the AEP System.
          Such industrial companies have requested price reductions from their suppliers, including their suppliers of electric power. In addition, industrial companies which are downsizing or reorganizing often close a facility based upon its costs, which may include, among other things, the cost of electric power. The public utility subsidiaries of AEP cooperate with such customers to meet their business needs through, for example, various off-peak or interruptible supply options and believe that, as low cost suppliers of electric power, they should be less likely to be materially adversely affected by this competition and may be benefitted by attracting new industrial customers to their service territories.

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

            The MPSC began a proceeding on September 11, 1992 to investigate a proposal by certain industrial companies for an experiment in retail wheeling in certain service territories in Michigan, not including those of I&M. On April 11, 1994, the
          MPSC approved an experimental five-year retail wheeling program and ordered Consumers Power Company and Detroit Edison Company, unaffiliated utilities, to make transmission services available to a group of industrial customers, to be limited to 60 megawatts and 90 megawatts, respectively, of retail delivery capacity. The
          MPSC remanded to the administrative law judge the issue of determining appropriate rates and charges for retail delivery service. The experiment seeks, as its goal, to determine whether a retail wheeling program best serves the public interest in a manner that promotes retail competition in a non-discriminatory fashion. During the experiment, the MPSC will collect information regarding the effects of retail wheeling. In August
          1994, Detroit Edison filed a declaratory judgment complaint in the U.S. District Court, Western District of Michigan, challenging the jurisdiction of the MPSC to order retail wheeling.

            On April 15, 1994, the Ohio Energy Strategy Task Force released its final report. The report contains seven broad implementation strategies along with 53 specific initiatives to be undertaken by government and the private sector. One strategy recommends continuing to encourage competition in the electric utility industry in a manner which maximizes benefits and efficiencies for all customers. An initiative under this strategy recommends facilitating informal roundtable discussions on issues concerning competition in the electric utility industry and promoting increased competitive options for Ohio businesses that do not unduly harm the interests of utility company shareholders or ratepayers. The PUCO has begun such discussions. In addition, a retail wheeling bill was introduced in the Ohio House of Representatives in February 1994.

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

             Wholesale

            The public utility subsidiaries of AEP, like the electric industry generally, face increasing competition to sell available power on a wholesale basis, primarily to other public utilities. The Energy Policy Act of 1992 was designed, among other things, to foster competition in the wholesale market (a) through amendments to PUHCA, facilitating the ownership and operation of generating facilities by "exempt wholesale generators" (which may include independent power producers as well as affiliates of electric utilities) and (b) through amendments to the Federal Power Act, authorizing the FERC under certain conditions to order utilities which own transmission facilities to provide wholesale transmission services for other utilities and entities generating electric power. The principal factors in competing for such sales are price (including fuel costs), availability of capacity and reliability of service. The public utility subsidiaries of AEP believe that they maintain a favorable competitive position on the basis of all of these factors. However, because of the availability of capacity of other utilities and the lower fuel prices in recent years, price competition has been, and is expected for the next few years to be, particularly important. Upon resolution of the issues regarding the transmission access filing before the FERC (discussed under AEP System Transmission Pool and Off-System Transmission), the public utility subsidiaries of AEP expect to be able to satisfy FERC criteria to obtain approval to sell wholesale power at market rates.
            On June 29, 1994, the FERC issued a proposed rulemaking to provide the regulatory framework for dealing with utility assets that are stranded as a result of the transition to a competitive electric industry. Stranded costs are those costs incurred by a utility when a customer stops buying power from the utility and, instead, purchases transmission services from that utility to obtain power purchased from another supplier. If stranded costs are not recovered from customers, the AEP System, like all electric utilities, will be required by existing accounting standards to recognize stranded investment losses. The write-off of such stranded investment, which could include regulatory assets, would materially adversely affect results of operations and financial condition.


             New Generation

            When the AEP System needs new generation, the public utility subsidiaries of AEP which wish to provide it may have to compete with exempt wholesale generators, independent power producers and other utilities. Although the specific guidelines for such competition have not yet been developed and may vary from jurisdiction to jurisdiction (see the discussion below), significant factors will include price and reliability. AEP and its subsidiaries believe that they can be competitive as to both of these factors. However, no additional generating capacity is expected to be needed by the AEP System until about the year 2000. See Construction and Financing Program.

            Indiana: In August 1994, the IURC reissued a notice of proposed rulemaking for integrated resource planning guidelines, including consideration of resource bidding and independent power producers, and for demand-side management.

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

            West Virginia: On October 8, 1993, the West Virginia PSC issued an order proposing rules that generally require electric utilities to procure competitively all new sources of generation. APCo and Wheeling Power Company filed comments stating that the rules should not require competitive bidding and should permit the utility to participate in the bidding process.

             Possible Strategic Responses

            In response to the competitive forces and regulatory changes being faced by AEP and its public utility subsidiaries, as discussed under this heading and under Regulation, AEP and its public utility subsidiaries have from time to time considered, and expect to continue to consider, various strategies designed to enhance their competitive position and to increase their ability to adapt to and anticipate changes in their utility business. These strategies may include business combinations with other companies, internal restructurings involving the complete or partial separation of their wholesale and retail businesses, acquisitions of related or unrelated businesses, and additions to or dispositions of portions of their franchised service territories. AEP and its public utility subsidiaries may from time to time be engaged in preliminary discussions, either internally or with third parties, regarding one or more of these potential strategies. No assurances can be given as to whether any potential transaction of the type described above may actually occur, or as to its ultimate effect on the financial condition or competitive position of AEP and its public utility subsidiaries.

          NEW BUSINESS DEVELOPMENT

            AEP continues to consider new business opportunities, particularly those which allow use of its expertise. These endeavors began in 1982 and are conducted through AEP Energy Services, Inc. (AEPES) and AEP Resources, Inc. (Resources).

            Resources' primary business is development of, and investment in, exempt wholesale generators, foreign utility companies, qualifying cogeneration facilities and other power projects. Resources currently does not have an interest in any power projects. Resources, however, is involved in preliminary development of some projects, has submitted jointly with a non-affiliate a bid to provide power through an exempt wholesale generator, and has entered into a letter of intent which may result in the development of two 1,300-megawatt generating stations in China. In addition, AEP and Resources have received approval from the SEC under PUHCA to finance up to $300,000,000 for investment in exempt wholesale generators and foreign utility companies.

            AEPES offers consulting services using AEP System expertise both domestically and internationally. AEPES contracts with other public utilities, commercial concerns and government agencies for the rendition of services and the licensing of intellectual property.

            These continuing efforts to invest in and develop new business opportunities offer the potential of earning returns which may exceed those of rate-regulated operations. However, they also involve a higher degree of risk which must be carefully considered and assessed. AEP may make substantial investments in these and other new businesses.

          CONSTRUCTION AND FINANCING PROGRAM
            The AEP System companies are engaged in a continuing construction program, involving assessment of needs, selection of sites, design and acquisition of equipment, and installation of the generating, transmission, distribution and other facilities necessary to provide for growing demands for electric service.
          At the present time, there are no specific commitments for new capacity additions on the AEP System. Size, technology, type, ownership (among AEP operating companies), means of acquisition and precise timing of future capacity additions on the AEP System have not yet been determined. However, AEP's current resource plan indicates no need for new generation until about the year 2000. Initial future capacity additions will most likely be short lead time, simple-cycle, gas-fired combustion turbines.
          The current resource plan indicates no need for new coal-fired baseload generation until sometime after the year 2005. The size of any new coal-fired generation will most likely be significantly smaller than the 1,300-megawatt units recently added to the AEP System, to better match projected load growth. From time to time, as the System companies have encountered the industry problems described above, such companies also have encountered limitations on their ability to secure the capital necessary to finance construction expenditures.

            The System construction program is reviewed continuously and is revised from time to time in response to changes in estimates of customer demand, business and economic conditions, the cost and availability of capital, environmental requirements and other factors. The extent and timing of construction expenditures and the nature of future financing activities may be dependent on, among other things, the timing and amount of additional rate relief received. See Competition -- New Generation and Rates.

             PFBC Projects

            Tidd Plant: In November 1990, OPCo began operating a 70,000-kilowatt PFBC demonstration plant at the deactivated Tidd Plant on the Ohio River at Brilliant, Ohio. The Tidd Plant was built and operated to demonstrate that the combined-cycle PFBC technology is a cost-effective, reliable, and environmentally superior alternative to conventional coal-fired electric power generation with a flue-gas desulfurization system. Through December 31, 1994, the Tidd Plant achieved 10,297 hours of coal-fired operation while demonstrating the viability of the PFBC process in the reduction of targeted sulfur dioxide and nitrogen oxide emissions. See Environmental and Other Matters for information regarding restrictions on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants in the AEP System. The Tidd Plant operated for a four-year period, which is expected to conclude not later than March 31, 1995. The plant is planned to be deactivated at the conclusion of the test program.

            Total Tidd Plant construction costs (including PFBC development costs) and total Tidd operating costs incurred through December 31, 1994 were $182,489,000 and $36,497,000, respectively. At such date, OPCo had received funding from DOE and the State of Ohio in the aggregate amounts of $65,232,000 and $11,336,000, respectively, and had recovered $125,543,000 from its retail customers.

            PFBC Utility Demonstration Project: DOE is cost sharing with APCo development of a 340,000-kilowatt commercial-size PFBC plant adjacent to APCo's Mountaineer Plant in New Haven, West Virginia. DOE has agreed to continue funding the design of the plant through at least January 1996; however, the program can be terminated sooner with mutual consent of the parties. The present four-year effort to refine the PFBC design extends through January 1996. The ultimate decision to proceed with the construction of the commercial PFBC plant will hinge on the confirmation of the need for new coal-fired baseload capacity, the readiness of PFBC technology, and other applicable market conditions.

             Construction Expenditures

            The following table shows the construction expenditures by AEGCo, APCo, CSPCo, I&M, KEPCo, OPCo and the AEP System and their respective consolidated subsidiaries during 1992, 1993 and 1994 and their current estimate of 1995 construction expenditures, in each case including AFUDC but excluding nuclear fuel and other assets acquired under leases. The construction expenditures for the years 1992-1994 were applied, and it is anticipated that the estimated construction expenditures for 1995 will be applied, approximately as follows to construction of the following classes of assets:

                                                 1992       1993       1994       1995
                                                Actual     Actual     Actual    Estimate
                                               --------   --------   --------   --------
                                                 (in thousands)
            AEGCO
            Generating plant and facilities .. $  3,600   $  3,100   $  3,900   $  4,600
                                               --------   --------   --------   --------
               TOTAL ......................... $  3,600   $  3,100   $  3,900   $  4,600
                                               ========   ========   ========   ========
            APCO
            Generating plant and
               facilities (a) ................ $ 34,400   $ 51,200   $ 65,600   $ 58,600
            Transmission lines and facilities    54,200     36,700     38,700     38,300
            Distribution lines and facilities    91,600     98,200    116,500    103,100
            General plant and other facilities   11,500      4,800      9,500     14,600
                                               --------   --------   --------   --------
               TOTAL ......................... $191,700   $190,900   $230,300   $214,600
                                               ========   ========   ========   ========
            CSPCO
            Generating plant and facilities .. $ 21,900   $ 33,300   $ 24,800   $ 38,700
            Transmission lines and facilities    11,600     10,100      3,600      9,000
            Distribution lines and facilities    40,800     40,700     50,800     50,000
            General plant and other facilities    1,100      2,200      2,300     10,200
                                               --------   --------   --------   --------
               TOTAL ......................... $ 75,400   $ 86,300   $ 81,500   $107,900
                                               ========   ========   ========   ========
            I&M
            Generating plant and facilities .. $ 66,400   $ 50,200   $ 49,700   $ 59,000
            Transmission lines and facilities    17,300     10,100     20,300     30,300
            Distribution lines and facilities    39,200     41,300     42,300     44,900
            General plant and other facilities    3,500      6,700      2,200      7,300
                                               --------   --------   --------   --------
               TOTAL ......................... $126,400   $108,300   $114,500   $141,500
                                               ========   ========   ========   ========
            KEPCO
            Generating plant and facilities .. $  4,100   $  8,100   $ 22,600   $  8,600
            Transmission lines and facilities     8,700      6,700      6,400      8,500
            Distribution lines and facilities    17,500     20,300     23,700     22,200
            General plant and other facilities    1,500          0        500      4,300
                                               --------   --------   --------   --------
               TOTAL ......................... $ 31,800   $ 35,100   $ 53,200   $ 43,600
                                               ========   ========   ========   ========
            OPCO
            Generating plant and
               facilities (b)(c) ............. $124,900   $112,700   $ 83,800   $ 35,900
            Transmission lines and facilities    18,900     28,600     15,300     28,300
            Distribution lines and facilities    42,800     46,000     45,200     48,000
            General plant and other facilities    5,900     10,500      4,700     14,700
                                               --------   --------   --------   --------
               TOTAL ......................... $192,500   $197,800   $149,000   $126,900
                                               ========   ========   ========   ========
            AEP SYSTEM (d)
            Generating plant and
               facilities (a)(b)(c) .......... $255,300   $258,600   $250,400   $205,400
            Transmission lines and facilities   111,900     92,800     85,400    120,700
            Distribution lines and facilities   237,700    252,300    286,900    276,100
            General plant and other facilities   23,700     24,400     19,400     52,000
                                               --------   --------   --------   --------
               TOTAL ......................... $628,600   $628,100   $642,100   $654,200
                                               ========   ========   ========   ========

            ----------
            (a)  Excludes expenditures for PFBC Utility Demonstration
               Project.  See PFBC Projects.
          (b)  Includes expenditures for Tidd Plant.  See PFBC Projects.
          (c) Excludes expenditures associated with flue-gas desulfurization system which was constructed by a non-affiliate at the Gavin Plant and is being leased by OPCo. Actual expenditures for 1992, 1993 and 1994 and the current estimate for 1995 are $93,653,000, $256,673,000,
               $176,220,000 and $129,771,000, respectively.  See
               Environmental and Other Matters -- CAAA-AEP System
               Compliance Plan.
          (d)  Includes expenditures of other subsidiaries not shown.

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

            Proposed Transmission Facilities: On March 23, 1990, APCo and VEPCo announced plans, subject to regulatory approval, for major new transmission facilities. APCo will construct approximately 115 miles of 765,000-volt line from APCo's Wyoming station in southern West Virginia to APCo's Cloverdale station near Roanoke, Virginia. VEPCo will construct approximately 102 miles of 500,000-volt line from APCo's Joshua Falls station east of Lynchburg, Virginia to VEPCo's Ladysmith station north of Richmond, Virginia. The construction of the transmission lines and related station improvements will provide needed reinforcement for APCo's internal load, reinforce the ability to exchange electric energy between the two companies and relieve present constraints on the transmission of electric energy from potential independent power producers in the APCo service area to VEPCo. APCo's cost is estimated at $245,000,000 while VEPCo's cost is estimated at $164,000,000. Completion of the project is presently scheduled for 2000 but the actual service date will be dependent upon the time necessary to meet various regulatory requirements.

            Hearings before the Virginia SCC were concluded in September 1993. A report was issued by the hearing examiner in December 1993 which recommended that the Virginia SCC grant APCo approval to construct the proposed 765,000-volt line. A decision by the Virginia SCC is pending.

            APCo refiled with the West Virginia PSC in February 1993 its application for certification. An application filed in June 1992 was withdrawn at the request of the West Virginia PSC to permit additional time for review by the West Virginia PSC. The West Virginia PSC rejected APCo's application for certification in May 1993, directing APCo to supplement its line siting information. APCo intends to refile its application with the West Virginia PSC. Hearings are expected to be held in late 1995 or early 1996, with a decision expected in 1996.

            The Jefferson National Forest (JNF) is directing the preparation of an Environmental Impact Statement (EIS) which will be required prior to the granting of special use permits for crossing Federal lands. The present schedule of the JNF calls for completion of the draft EIS in October 1995 and the final EIS in 1996.

            Environmental Expenditures: Expenditures related to compliance with air and water quality standards, included in the gross additions to plant of the System, during 1992, 1993 and 1994 and the current estimate for 1995 are shown below. Substantial expenditures in addition to the amounts set forth below may be required by the System in future years in connection with the modification and addition of facilities at generating plants for environmental quality controls in order to comply with air and water quality standards which may have been or may be adopted.

                                 1992       1993       1994       1995
                                 Actual     Actual     Actual    Estimate
                                 ------     ------     ------    --------
                                              (in thousands)
          AEGCo ...............  $     0    $     0    $     0   $     0
          APCo (a) ............   11,200     16,800     32,000    15,000
          CSPCo ...............    6,500     15,800     13,700    12,100
          I&M .................        0          0          0     1,800
          KEPCo ...............      100      1,000      9,500     3,300
          OPCo (b)(c) .........   61,600     31,600      8,000       300
                                 -------    -------    -------   -------
          AEP System (a)(b)(c)   $79,400    $65,200    $63,200   $32,500
                                 =======    =======    =======   =======

          ---------------
          (a) Excludes expenditures for PFBC Utility Demonstration Project. See PFBC Projects.
          (b) Includes expenditures for Tidd Plant which have been or are expected to be funded through Federal/state grants and the fuel clause mechanism. See PFBC Projects.
          (c) Excludes expenditures associated with flue-gas desulfurization system which was constructed by a non-affiliate at the Gavin Plant and is being leased by OPCo. Actual expenditures for 1992, 1993 and 1994 and the current estimate for 1995 are $93,653,000, $256,673,000,
               $176,220,000 and $129,771,000, respectively.  See
               Environmental and Other Matters -- CAAA-AEP System
               Compliance Plan.

             Financing

            It has been the practice of AEP's operating subsidiaries to finance current construction expenditures in excess of available internally generated funds by initially issuing unsecured short-term debt, principally commercial paper and bank loans, at times up to levels authorized by regulatory agencies, and then to reduce the short-term debt with the proceeds of subsequent sales by such subsidiaries of long-term debt securities and preferred stock, and cash capital contributions by AEP to the subsidiaries. It has been the practice of AEP, in turn, to finance cash capital contributions to the common stock equities of the operating subsidiaries by issuing unsecured short-term debt, principally commercial paper, and then to sell additional shares of Common Stock of AEP for the purpose of retiring the short-term debt previously incurred. In 1994, AEP issued 700,000 shares of Common Stock pursuant to its Dividend Reinvestment and Stock Purchase Plan. Although prevailing interest costs of short-term bank debt and commercial paper generally have been lower than prevailing interest costs of long-term debt securities, whenever interest costs of short-term debt exceed costs of long-term debt, the companies might be adversely affected by reliance on the use of short-term debt to finance their construction and other capital requirements.

            During the period 1992-1994, external funds from financings and capital contributions by AEP amounted, with respect to APCo, CSPCo and KEPCo to approximately 37%, 1.6% and 37%, respectively, of the aggregate construction expenditures shown above. During this same period, the amount of funds used to retire long-term and short-term debt and preferred stock of AEGCo, I&M and OPCo exceeded the amount of funds from financings and capital contributions by AEP.

            The ability of AEP and its operating subsidiaries to issue short-term debt is limited by regulatory restrictions and, in the case of most of the operating subsidiaries, by provisions contained in their charters and in certain debt and other instruments. The approximate amounts of short-term debt which the companies estimate that they were permitted to issue under the most restrictive such restriction, at January 1, 1995, and the respective amounts of short-term debt outstanding on that date, on a corporate basis, are shown in the following tabulation:

                                                                                TOTAL AEP
              SHORT-TERM DEBT     AEP   AEGCO  APCO   CSPCO   I&M  KEPCO  OPCO  SYSTEM (A)
              ---------------     ----  -----  ----   -----  ----  -----  ----  ----------
                                                       (IN MILLIONS)
            Amount authorized ..  $150   $40   $213    $163  $130   $100  $218    $1,080
                                  ====   ===   ====    ====  ====   ====  ====    ======
            Amount outstanding:
               Notes payable ...  $ --   $ 7   $ --    $ --  $ --   $ 21  $ --    $   43
               Commercial paper     52    --    120      --    51     34    17       274
                                  ----   ---   ----    ----  ----   ----  ----    ------
                                  $ 52   $ 7   $120    $ --  $ 51   $ 55  $ 17    $  317
                                  ====   ===   ====    ====  ====   ====  ====    ======

            (a)  Includes short-term debt of other subsidiaries not shown.

            Reference is made to the footnotes to the financial statements incorporated by reference in Item 8 for further information with respect to unused short-term bank lines of credit.

            In order to issue additional long-term debt and preferred stock, it is necessary for APCo, CSPCo, I&M, KEPCo and OPCo to comply with earnings coverage requirements contained in their respective mortgages, debenture indentures and charters. The most restrictive of these provisions in each instance generally requires (1) for the issuance of additional long-term debt by APCo, I&M and OPCo, for purposes other than the refunding of outstanding long-term debt securities, a minimum, before income tax, earnings coverage of twice the pro forma annual interest charges on long-term debt, (2) for the issuance of first mortgage bonds by CSPCo and KEPCo for purposes other than the refunding of outstanding first mortgage bonds, a minimum, before income tax, earnings coverage of twice the pro forma annual interest charges on first mortgage bonds and (3) for the issuance of additional preferred stock by APCo, I&M and OPCo, a minimum, after income tax, gross income coverage of one and one-half times pro forma annual interest charges and preferred stock dividends, in each case for a period of twelve consecutive calendar months within the fifteen calendar months immediately preceding the proposed new issue. In computing such coverages, the companies include as a component of earnings revenues collected subject to refund (where applicable) and, to the extent not limited by the instrument under which the computation is made, AFUDC, including amounts positioned and classified as an allowance for borrowed funds used during construction. These coverage provisions have from time to time restricted the ability of one or more of the above subsidiaries of AEP to issue senior securities.

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

                                                December 31,
                                            ----------------------
                                            1992     1993     1994
                                            ----     ----     ----
          APCo
            Debt coverage ..............    3.50     3.62     3.10
            Preferred stock coverage ...    1.99     2.04     1.65
          CSPCo
            Mortgage coverage ..........    2.16     2.91     3.64
          I&M
            Debt coverage ..............    3.55     4.59     5.08
            Preferred stock coverage ...    2.06     2.48     2.74
          KEPCo
            Mortgage coverage ..........    3.34     2.19     2.60
          OPCo
            Debt coverage ..............    3.36     4.65     4.55
            Preferred stock coverage ...    2.22     2.88     2.58

            Although certain other subsidiaries of AEP either are not subject to any coverage restrictions or are not subject to restrictions as constraining as those to which APCo, CSPCo, I&M, KEPCo and OPCo are subject, their ability to finance substantial portions of their construction programs may be subject to market limitations and other constraints unless other assurances are furnished.

            AEP believes that the ability of its operating subsidiaries to issue short- and long-term debt securities and preferred stock in the amounts required to finance their respective construction programs may depend upon the timely approval of rate increase applications. If one or more of the operating subsidiaries are unable to continue the issuance and sale of securities on an orderly basis, such company or companies will be required to consider the use of alternative financing arrangements, if available, which may be more costly or the curtailment of construction and other outlays.

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

          CONSERVATION AND LOAD MANAGEMENT

            For some years, the AEP System has put in place a series of customer programs for encouraging electric conservation and load management (CLM). The CLM programs also are referred to in the electric utility industry as "demand-side management" programs
          (DSM) since they affect the demand for electricity as opposed to electricity supply. The AEP System utilizes integrated resource planning and has in place a detailed analysis procedure in which effective demand-side and supply-side options are both considered in order to determine the least cost approach to provide reliable electric service for its customers, taking into account environmental and other considerations. Recovery of demand-side program expenditures through rates is being reviewed by AEP's respective regulatory commissions.

          RATES

             General

            In recent years the operating subsidiaries of AEP have filed a series of rate increase applications with their respective state commissions and the FERC and expect that they will continue to do so as competitive conditions permit, whenever necessary, as increases in operating, construction and capital costs exceed increases in revenues resulting from previously granted rate increases and increased customer demand.

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

             APCo

            FERC: On February 14, 1992, APCo filed with the FERC applications for an increase in its wholesale rates to Kingsport Power Company and non-affiliated customers in the amounts of approximately $3,933,000 and $4,759,000, respectively. APCo began collecting the rate increases, subject to refund, on September 15, 1992. In addition, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106), which requires employers, beginning in 1993, to accrue for the costs of retiree benefits other than pensions. These rates include the higher level of SFAS 106 costs. On November 9, 1993, the administrative law judge issued an initial decision recommending, among other things, the higher level of postretirement benefits other than pensions under SFAS 106. FERC action on APCo's applications is pending.

            Virginia: On June 27, 1994, the Virginia SCC issued a final order granting APCo an increase in annual revenues of $17,900,000. APCo had requested to increase its Virginia retail rates by $31,400,000 annually and, on May 4, 1993, implemented the rates, subject to refund, based on an interim order. As a result of the final order, APCo made a revenue refund including interest to its Virginia customers in August 1994 of $15,800,000.

            As a result of certain significant fuel cost reductions, on November 15, 1994, APCo implemented a net decrease in rates charged to its Virginia retail customers of $13,200,000, subject to final approval by the Virginia SCC. The net decrease consisted of a $28,900,000 decrease in the fuel component of its rates offset, in part, by an increase of $15,700,000 in base rates. On December 19, 1994, the Virginia SCC issued an order approving the decrease in the fuel factor component of rates. APCo proposes in the base rate proceeding to amortize Virginia deferred storm damage expenses of $23,900,000 related to two major ice storms in February and March 1994 over a three-year period, consistent with the amortization of previous storm damage expense deferrals approved in a 1992 rate case. The ultimate recovery of the entire deferred storm damage costs is subject to Virginia SCC approval. If not approved, results of operations could be adversely affected. A hearing has been scheduled to begin in July 1995.

             CSPCo

            Zimmer Plant: The Zimmer Plant was placed in commercial operation as a 1,300-megawatt coal-fired plant on March 30, 1991. CSPCo owns 25.4% of the Zimmer Plant with the remainder owned by two unaffiliated companies, CG&E (46.5%) and DP&L (28.1%).

            Zimmer Plant -- Rate Recovery: In May 1992, the PUCO issued an order providing for a phased-in rate increase of $123,000,000 for the Zimmer Plant to be implemented in three steps over a two-year period and disallowed $165,000,000 of Zimmer Plant investment. CSPCo appealed the PUCO ordered Zimmer disallowance and phase-in plan to the Ohio Supreme Court. In November 1993, the Supreme Court issued a decision on CSPCo's appeal affirming the disallowance and finding that the PUCO did not have statutory authority to order phased-in rates. The court instructed the PUCO to fix rates to provide gross annual revenue in accordance with the law and to provide a mechanism to recover the revenues deferred under the phase-in order.

            As a result of the ruling, 1993 net income was reduced by $144,500,000 after tax to reflect the disallowance and in January 1994, the PUCO approved a 7.11% or $57,167,000 rate increase effective February 1, 1994. The increase is comprised of a 3.72% base rate increase and a temporary 3.39% surcharge, which will be in effect until the phase-in plan deferrals are recovered, estimated to be 1998. In 1994, $18,500,000 of net phase-in deferrals were collected through the surcharge which reduced the deferrals from $93,900,000 at December 31, 1993 to $75,400,000 at
          December 31, 1994.  In 1993 and 1992, $47,900,000 and
          $46,000,000, respectively, were deferred under the phase-in plan. The recovery of amounts deferred under the phase-in plan and the increase in rates to the full rate level did not affect net income.

            From the in-service date of March 1991 until rates went into effect in May 1992, deferred carrying charges of $43,000,000 were recorded on the Zimmer Plant investment. Recovery of the deferred carrying charges will be sought in the next PUCO base rate proceeding in accordance with the PUCO accounting order that authorized the deferral.

            Other Ohio Regulatory Matters: Reference is made to Environmental and Other Matters -- Clean Air Act Amendments of
          1990 for a discussion of emission allowances. On March 25, 1993, the PUCO issued its final guidelines concerning emission allowances. The final guidelines state that the PUCO expects that Ohio utilities will take advantage of the allowance trading market, and encourages all trades that can be economically justified. The final guidelines include the proposed guideline that gains or losses on transactions involving emission allowances created by rate base assets should generally flow through to ratepayers. The final guidelines also provide that allowance plans, procedures, practices, trading activity, and associated costs should be reviewed annually in the electric fuel component since the cost of these allowances are part of the acquisition and delivery costs of fuel.

            Reference is made to the caption Environmental and Other Matters -- Clean Air Amendments of 1990 -- AEP System Compliance Plan for information regarding AEP's compliance plan which has been filed with the PUCO.

            On September 3, 1992, the PUCO began an investigation into incentive based ratemaking under Ohio's existing ratemaking statutes. Joint comments were filed in November 1992 by CSPCo and OPCo.

             I&M

            FERC: In October 1987, a wholesale customer filed a complaint with the FERC for a refund based on the reasonableness of coal costs pursuant to a seven-year contract, beginning in 1986, from an unaffiliated supplier who has leased a Utah mining operation from I&M. In February 1993, the FERC dismissed the complaint. The wholesale customer has appealed the FERC order to the U.S. Court of Appeals for the District of Columbia Circuit.

             KEPCo

            FERC: On October 28, 1993, KEPCo filed an application to begin serving the City of Vanceburg as a full requirements customer, effective January 1, 1994, which will yield annual revenues of $1,448,000. On June 9, 1994, the FERC issued a letter order accepting for filing KEPCo's application.

            On July 24, 1992, the KPSC began an investigation into the feasibility of implementing demand-side management cost recovery and incentive mechanisms. A Kentucky law enacted in April 1994 provides the KPSC with authority to establish cost recovery mechanisms outside of base rate cases. On July 14, 1994, the KPSC issued an order stating that Kentucky utilities should pursue cost-effective DSM.

             OPCo

            Reference is made to Rates -- CSPCo regarding generic proceedings by the PUCO relating to emission allowance trading and incentive-based ratemaking.

            In April 1991, the municipal wholesale customers of OPCo filed a complaint with the FERC seeking refunds back to 1982 for alleged overcharges for certain affiliated fuel costs. The complaint contends that the price of coal from two of OPCo's affiliated mines violated the FERC's market price requirement for affiliate coal pricing. In February 1993, the FERC issued an order dismissing the complaint and, in January 1995, the U.S. Court of Appeals for the Sixth Circuit affirmed the FERC's order, ending the matter.
            An application was filed by OPCo in July 1994 with the PUCO seeking a $152,500,000 annual base retail rate increase to recover, among other things, the costs associated with the Gavin Plant's flue gas desulfurization systems (scrubbers). In February 1995, OPCo and certain other parties to the proceeding entered into a settlement agreement to resolve, among other issues, the pending base rate case and the current electric fuel component (EFC) proceeding. On March 23, 1995, the PUCO issued an order approving the settlement agreement, with certain minor exceptions. Under the terms of the settlement agreement, effective March 23, 1995, base rates increase by $66,000,000 annually which includes recovery of the annual cost of the scrubbers; the EFC rate is fixed at 1.465 cents per kwh from June 1, 1995 through November 30, 1998; OPCo is provided with the opportunity to recover its Ohio jurisdictional share of the investment in, and the liabilities and future shutdown costs of, all affiliated mines as well as any fuel costs incurred above the fixed rate; and OPCo may proceed with its Clean Air Act Amendments of 1990 compliance plan as filed with the PUCO (discussed under Environmental and Other Matters -- Clean Air Act Amendments of 1990 -- AEP System Compliance Plan).

            Based on a stipulation agreement approved by the PUCO in November 1992, beginning December 1, 1994, the cost of coal burned at the Gavin Plant is subject to a 15-year predetermined price of $1.575 per million Btus with quarterly escalation adjustments. As discussed above, the PUCO-approved settlement agreement fixes the EFC factor at 1.465 cents per kwh for the period June 1995 through November 1998. After November 2009, the price that OPCo can recover for coal from its affiliated Meigs mine which supplies the Gavin Plant will be limited to the lower of cost or the then-current market price. The predetermined Gavin Plant price agreement, in conjunction with the above-referenced settlement agreement, provide OPCo with an opportunity to recover any operating losses incurred under the predetermined or fixed price, as well as its investment in, and liabilities and closing costs associated with, its affiliated mining operations attributable to its Ohio jurisdiction, to the extent the actual cost of coal burned at the Gavin Plant is below the predetermined price.

            Based on the estimated future cost of coal burned at Gavin Plant, management believes that the Ohio jurisdictional portion of the investment in, and liabilities and closing costs of, the affiliated mining operations will be recovered under the terms of the predetermined price agreement.

            In November 1992, the municipal wholesale customers of OPCo filed a complaint with the SEC requesting an investigation of the sale of the Martinka mining operation to an unaffiliated company and an investigation into the pricing of OPCo's affiliated coal purchases back to 1986. OPCo has filed a response with the SEC seeking to dismiss this complaint.

          FUEL SUPPLY

            The following table shows the sources of power generated by the AEP System:

                                       1990   1991   1992   1993  1994
                                       ----   ----   ----   ----  ----
          Coal ......................  90%    86%    93%    86%   91%
          Nuclear ...................   9%    13%     6%    13%    8%
          Hydroelectric and other ...   1%     1%     1%     1%    1%

            Variations in the generation of nuclear power are primarily related to refueling outages and, in 1992, a forced outage at Cook Plant Unit 2. See Cook Nuclear Plant.

             Coal

            The Clean Air Act Amendments of 1990 provide for the issuance of annual allowance allocations covering sulfur dioxide emissions at levels below historic emission levels for many coal-fired generating units of the AEP System. Phase I of this program began in 1995 and Phase II begins in 2000, with both phases requiring significant changes in coal supplies and suppliers.
          The full extent of such changes, particularly in regard to Phase II, however, has not been determined. See Environmental and Other Matters -- Air Pollution Control -- CAAA-AEP System Compliance Plan for the current compliance plan.

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

            System companies have developed programs to conserve coal supplies at System plants which involve, on a progressive basis, limitations on sales of power and energy to neighboring utilities, appeals to customers for voluntary limitations of electric usage to essential needs, curtailment of sales to certain industrial customers, voltage reductions and, finally, mandatory reductions in cases where current coal supplies fall below minimum levels. Such programs have been filed and reviewed with officials of Federal and state agencies and, in some cases, the state regulatory agency has prescribed actions to be taken under specified circumstances by System companies, subject to the jurisdiction of such agencies.

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

            Western coal purchased by System companies is transported by rail to a terminal on the Ohio River for transloading to barges for delivery to generating stations on the river. Subsidiaries of AEP lease approximately 3,763 coal hopper cars to be used in unit train movements, as well as 14 towboats, 295 jumbo barges and 185 standard barges. Subsidiaries of AEP also own or lease coal transfer facilities at various locations on the river.

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

                                           1990    1991    1992    1993    1994
                                          ------  ------  ------  ------  ------
            Total coal delivered to
               AEP operated plants
               (thousands of tons) ...... 52,087  45,232  44,738  40,561  49,024
            Sources (percentage):
               Subsidiaries .............   25%     28%     25%     20%     15%
               Long-term contracts ......   58%     62%     65%     66%     65%
               Spot or short-term
                  purchases .............   17%     10%     10%     14%     20%
            Average price per ton of
               spot-purchased coal ...... $26.75  $25.40  $23.88  $23.55  $23.00

                           The average cost of coal consumed during the past five years by all AEP System companies, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo is shown in the following tables:

                                           1990    1991    1992    1993    1994
                                          ------  ------  ------  ------  ------
                                                       Dollars per ton
            AEP System Companies .......  $35.23  $35.16  $34.31  $33.57  $33.95
            AEGCo ......................   21.05   20.65   20.11   17.74   18.59
            APCo .......................   39.77   41.99   43.00   42.65   39.89
            CSPCo ......................   37.01   35.18   33.87   33.87   32.80
            I&M ........................   27.18   25.57   24.23   23.80   22.85
            KEPCo ......................   30.71   31.38   30.24   27.08   26.83
            OPCo .......................   40.13   40.18   38.36   38.12   41.10

                                                  Cents per Million Btu's

            AEP System Companies .......  158.10  158.88  154.41  150.89  152.41
            AEGCo ......................  126.21  123.33  120.90  107.71  112.06
            APCo .......................  160.94  169.48  173.05  173.32  161.37
            CSPCo ......................  159.83  152.55  143.94  143.66  140.45
            I&M ........................  143.43  139.16  135.11  129.39  123.62
            KEPCo ......................  129.72  132.25  126.92  113.90  113.40
            OPCo .......................  171.10  171.65  163.89  161.25  173.51

            The coal supplies at AEP System plants vary from time to time depending on various factors, including customers' usage of electric energy, space limitations, the rate of consumption at particular plants, labor unrest and weather conditions which may interrupt deliveries. At December 31, 1994, the System's coal inventory was approximately 65 days of normal System usage. This estimate assumes that the total supply would be utilized by increasing or decreasing generation at particular plants.

            The following tabulation shows the total consumption during 1994 of the coal-fired generating units of AEP's principal operating subsidiaries, coal requirements of these units over the remainder of their useful lives and the average sulfur content of coal delivered in 1994 to these units. Reference is made to Environmental and Other Matters for information concerning current emissions limitations in the AEP System's various jurisdictions and the effects of the Clean Air Act Amendments.

                                             ESTIMATED
                              TOTAL        REQUIREMENTS        AVERAGE SULFUR CONTENT
                           CONSUMPTION     FOR REMAINDER          OF DELIVERED COAL
                           DURING 1994    OF USEFUL LIVES    ----------------------------
                          (IN THOUSANDS    (IN MILLIONS                  POUNDS OF SO/2/
                             OF TONS)       OF TONS)(A)      BY WEIGHT  PER MILLION BTU'S
                          -------------   ---------------    ---------  -----------------
            AEGCo (b) .....  5,377             258             0.3%           0.7
            APCo ..........  9,455             406             0.7%           1.2
            CSPCo (c) .....  6,137             253             3.2%           5.5
            I&M (d) .......  6,865             295             0.6%           1.3
            KEPCo .........  2,315              89             1.3%           2.1
            OPCo .......... 17,613             627             2.5%           4.1

            ---------------
          (a) Preliminary estimates of the effects of the Clean Air Act Amendments of 1990 are included.
          (b)  Reflects AEGCo's 50% interest in the Rockport Plant.
          (c) Includes coal requirements for CSPCo's interest in Beckjord, Stuart and Zimmer Plants.
          (d)  Includes I&M's 50% interest in the Rockport Plant.

            AEGCo: See Fuel Supply -- I&M for a discussion of the coal supply for the Rockport Plant.
            APCo: APCo, or its subsidiaries formerly engaged in coal mining, control coal reserves in the State of West Virginia which contain approximately 42,000,000 tons of clean recoverable coal, ranging in sulfur content between 1.0% and 3.5% sulfur by weight (weighted average, 2.6% sulfur by weight).

            Substantially all of the coal consumed at APCo's generating plants is obtained from unaffiliated suppliers under long-term contracts or on a spot purchase basis.

            The average sulfur content by weight of the coal received by APCo at its generating stations approximated 0.7% during 1994, whereas the maximum sulfur content permitted, for emission standard purposes, for existing plants in the regions in which APCo's generating stations are located ranged between 0.78% and 2% by weight depending in some circumstances on the calorific value of the coal which can be obtained for some generating stations.

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

            CSPCo has a coal supply agreement with an unaffiliated supplier for the delivery of 1,272,000 tons of coal per year through March 1999. Such coal contains approximately 4% sulfur by weight and is washed to improve its quality and consistency for use principally at Unit 4 of the Conesville Plant.

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

            I&M: I&M has acquired surface ownership interest in lands in Wyoming which, it is estimated, are underlaid by approximately 730,000,000 tons of clean recoverable coal with an average sulfur content by weight of approximately 0.5%. Federal and state coal leases which would provide the rights and authorization to extract this coal have not been obtained. I&M is attempting to sell its interest in these lands.
            I&M has entered into coal supply agreements with unaffiliated suppliers pursuant to which the suppliers are delivering low sulfur coal from surface mines in Wyoming, principally for consumption by the Rockport Plant. Under these agreements, the suppliers will sell to I&M, for consumption by I&M at the Rockport Plant or consignment to other System companies, coal with an average sulfur content not exceeding 1.2 pounds of sulfur dioxide per million Btu's of heat input. A contract with remaining deliveries of 72,500,000 tons expires on December 31, 2014 and a contract with remaining deliveries of 60,000,000 tons expires on December 31, 2004.

            I&M or its subsidiaries own or control coal reserves in Carbon County, Utah, which are estimated to contain 227,000,000 tons of clean recoverable coal with an average sulfur content by weight of approximately 0.5% sulfur. In 1986, I&M and its two subsidiaries signed agreements under which certain of such coal rights, land, and related mining and preparation equipment and facilities were leased or subleased on a long-term basis to unaffiliated interests. In 1993, the remainder of those land and coal rights containing approximately 108,000,000 tons of clean recoverable coal were leased on a long-term basis to unaffiliated interests. Mining operations in Carbon County formerly conducted by I&M were suspended in 1984.

            KEPCo: Substantially all of the coal consumed at KEPCo's Big Sandy Plant is obtained from unaffiliated suppliers under long-term contracts or on a spot purchase basis. KEPCo has entered into coal supply agreements with unaffiliated suppliers pursuant to which KEPCo will receive approximately 2,718,000 tons of coal in 1995. To the extent that KEPCo has additional coal requirements, it may purchase coal from the spot market and/or suppliers under contract to supply other System companies.

            OPCo: OPCo and certain of its coal-mining subsidiaries own or control coal reserves in the State of Ohio which contain approximately 218,000,000 tons of clean recoverable coal, which ranges in sulfur content between 3.4% and 4.5% sulfur by weight (weighted average, 3.8%), which can be recovered based upon existing mining plans and projections and employing current mining practices and techniques. OPCo and certain of its mining subsidiaries own an additional 113,000,000 tons of clean recoverable coal in Ohio which ranges in sulfur content between 2.4% and 3.4% sulfur by weight (weighted average 2.7%). Recovery of this coal would require substantial development.

            OPCo and certain of its coal-mining subsidiaries also own or control coal reserves in the State of West Virginia which contain approximately 107,000,000 tons of clean recoverable coal ranging in sulfur content between 1.4% and 3.3% sulfur by weight (weighted average, 2.0%) of which approximately 30,000,000 tons can be recovered based upon existing mining plans and projections and employing current mining practices and techniques.

             Nuclear

            I&M has made commitments to meet certain of the nuclear fuel requirements of the Cook Plant. The nuclear fuel cycle consists of the mining and milling of uranium ore to uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride; the enrichment of uranium hexafluoride; the fabrication of fuel assemblies; the utilization of nuclear fuel in the reactor; and the reprocessing or other disposition of spent fuel. Steps currently are being taken, based upon the planned fuel cycles for the Cook Plant, to review and evaluate I&M's requirements for the supply of nuclear fuel beyond the existing contractual commitments shown in the following table. I&M has made and will make purchases of uranium in various forms in the spot market until it decides that deliveries under long-term supply contracts are warranted. The following table shows the year through which contracts have been entered into to provide the requirements of the units for the various segments of the nuclear fuel cycle.

                          URANIUM
                       CONCENTRATES  CONVERSION   ENRICHMENT (1)  FABRICATION   REPROCESSING (2)
                       ------------  ----------   --------------  -----------   ----------------
            Unit 1 ....     ---         ---           2000            1998            ---
            Unit 2 ....     ---         ---           2000            1998            ---

            ---------------
          1) I&M has a requirements-type contract with DOE. I&M has partially terminated the contract, subject to revocation of the termination, so that it may procure enrichment services cost-effectively from the spot market. I&M also has a contract with Cogema, Inc. for the supply of enrichment services through 1995, depending on market conditions.
          2) No reprocessing facility in the United States currently is in operation. I&M has contracted for reprocessing services at a facility on which construction has been halted. Lack of reprocessing services has resulted in the need to increase on-site storage capacity for spent fuel.

            For purposes of the storage of high-level radioactive waste in the form of spent nuclear fuel, I&M has completed modifications to its spent nuclear fuel storage pool to permit normal operations through 2010.

            I&M's costs of nuclear fuel consumed do not assume any residual or salvage value for residual plutonium and uranium.

             Nuclear Waste and Decommissioning

            The Nuclear Waste Policy Act of 1982, as amended, establishes Federal responsibility for the permanent off-site disposal of spent nuclear fuel and high-level radioactive waste. Disposal costs are paid by fees assessed against owners of nuclear plants and deposited into the Nuclear Waste Fund created by the Act. In 1983, I&M entered into a contract with DOE for the disposal of spent nuclear fuel. Under terms of the contract, for the disposal of nuclear fuel consumed after April 6, 1983 by I&M's Cook Plant, I&M is paying to the fund a fee of one mill per kilowatt-hour, which I&M is currently recovering from customers. For the disposal of nuclear fuel consumed prior to April 7, 1983, I&M must pay the U.S. Treasury a fee estimated at approximately $71,964,000, exclusive of interest of $82,013,000 at December 31, 1994. This amount has been recorded as long-term debt with an offsetting regulatory asset. The regulatory asset at December 31, 1994 of $8,400,000 is being amortized as rate recovery occurs. Because of the current uncertainties surrounding DOE's program to provide for permanent disposal of spent nuclear fuel, I&M has not yet paid any of this fee. At December 31, 1994, funds collected from customers to dispose of spent nuclear fuel and related earnings totaled $145,600,000.
            On June 20, 1994, a group of 14 unaffiliated utilities owning and operating nuclear plants and a group of states each filed a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit requesting that the court issue a declaration that the Nuclear Waste Policy Act of 1982 imposes on DOE an unconditional obligation to begin acceptance of spent nuclear fuel and high level radioactive waste by January 31, 1998. DOE has indicated in its Notice of Inquiry of May 25, 1994 that its preliminary view is that it has no statutory obligation to begin to accept spent nuclear fuel beginning in 1998 in the absence of an operational repository.

            Studies completed in 1994 estimate decommissioning and low-level radioactive waste disposal costs to range from $634,000,000 to $988,000,000 in 1993 dollars. The wide range is caused by variables in assumptions, including the estimated length of time spent nuclear fuel must be stored at the Cook Plant subsequent to ceasing operations, which depends on future developments in the federal government's spent nuclear fuel disposal program. I&M is recovering decommissioning costs in its three rate-making jurisdictions based on at least the lower end of the range in the most recent respective decommissioning study available at the time of the rate proceeding (the study range utilized in the Indiana and Michigan rate cases was $588,000,000 to $1.102 billion in 1991 dollars). I&M records decommissioning costs in other operation expense and records a noncurrent liability equal to the decommissioning cost recovered in rates which was $26,000,000 in 1994, $13,000,000 in 1993 and $12,000,000 in 1992.
          At December 31, 1994, I&M had recognized a decommissioning liability of $212,000,000. I&M will continue to reevaluate periodically the cost of decommissioning and to seek regulatory approval to revise its rates as necessary.

            Funds recovered through the rate-making process for disposal of spent nuclear fuel consumed prior to April 7, 1983 and for nuclear decommissioning have been segregated and deposited in external funds for the future payment of such costs. Trust fund earnings decrease the amount to be recovered from ratepayers.

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

            In 1994, the Financial Accounting Standards Board (FASB) added Accounting for Nuclear Decommissioning Liabilities to its agenda.
          Among the topics to be studied by the FASB is the question of when future decommissioning liabilities should be recognized.
          I&M and the electric utility industry accrue such costs over the service life of their nuclear facilities as recovered in rates.
          A new requirement from the FASB could cause the annual provisions for decommissioning to increase should the estimate of the remaining unaccrued decommissioning costs be greater than the regulators' allowed recovery level. Management believes that the industry's life of the plant accrual accounting method is appropriate and should be accepted by the FASB. Until the FASB completes its study and reaches a conclusion, the impact, if any, on results of operations and financial condition cannot be determined.

            The Low-Level Waste Policy Act of 1980 (LLWPA) mandates that the responsibility for the disposal of low-level waste rests with the individual states. Low-level radioactive waste consists largely of ordinary trash and other items that have come in contact with radioactive materials. To facilitate this approach, the LLWPA authorized states to enter into regional compacts for low-level waste disposal subject to Congressional approval. The LLWPA also specified that, beginning in 1986, approved compacts may prohibit the importation of low-level waste from other regions, thereby providing a strong incentive for states to enter into compacts. As 1986 approached it became apparent that no new disposal facilities would be operational, and enforcement of the LLWPA would leave no disposal capacity for the majority of the low-level waste generated in the United States. Congress, therefore, passed the Low-Level Waste Policy Amendments Act of 1985. Michigan was a member of the Midwest Compact, but its membership was revoked in 1991. Michigan is responsible for developing a disposal site for the low-level waste generated in Michigan.

            In 1990, Nevada, South Carolina and Washington, the three states with operating disposal sites, determined that Michigan was out of compliance with milestones established by the LLWPA which were designed to force development of new disposal sites by the end of 1992. Failure of a state or compact region to have met a milestone could result in denial of access to operating sites for waste generators within the state. Since November 1990, the Cook Plant has been denied access to these operating sites. The Cook Plant's low-level radioactive waste is currently being stored on-site. I&M has an on-site radioactive material storage facility at the Cook Plant for temporary preshipment storage of the plant's low-level radioactive waste. The facility can hold as much low-level waste as the Cook Plant is expected to produce through approximately 2001, and the building could be expanded to accommodate the storage of such waste through approximately 2017. Currently, the Cook Plant produces less than 7,000 cubic feet of low-level waste annually.

            In 1994, Michigan amended its law regarding disposal sites to provide for allowing a volunteer to host a facility. Although progress has been made, the site selection process is very long and management is unable to predict when a permanent disposal site for Michigan low-level waste will be available.

             Energy Policy Act -- Nuclear Fees

            The Energy Policy Act of 1992 (Energy Act), contains a provision to fund the decommissioning and decontamination of DOE's existing uranium enrichment facilities from a combination of sources including assessments against electric utilities which purchased enrichment services from DOE facilities. I&M's remaining estimated liability is $48,598,000, subject to inflation adjustments, and is payable in annual assessments over the next 12 years. I&M recorded a regulatory asset concurrent with the recording of the liability. The payments are being recorded and recovered as fuel expense.
          ENVIRONMENTAL AND OTHER MATTERS

            AEP's subsidiaries are subject to regulation by Federal, state and local authorities with regard to air and water-quality control and other environmental matters, and are subject to zoning and other regulation by local authorities.

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

             Air Pollution Control

            Clean Air Act Amendments of 1990: For the AEP System, compliance with the Clean Air Act Amendments of 1990 (CAAA) is requiring substantial expenditures for which management is seeking recovery through increases in the rates of AEP's operating subsidiaries. OPCo is incurring a major portion of such costs. There can be no assurance that all such costs will be recovered. See Construction and Financing Program -- Construction Expenditures.

            The CAAA create an emission allowance program pursuant to which utilities are authorized to emit a designated quantity of sulfur dioxide, measured in tons per year, on a system wide or aggregate basis. A utility or utility system will be deemed to operate in compliance with the legislation if its aggregate annual emissions do not exceed the total number of allowances that are allocated to the utility or utility system by the federal government and net acquisitions through purchases. Effective January 1, 2000, the legislation establishes a maximum national aggregate ceiling on allowances allocated to fossil fuel-fired units larger than 25 megawatts. The allowance cap is set at 8.95 million tons.

            Emission reductions are required by virtue of the
          establishment of annual allowance allocations at a level below historical emission levels for many utility units. For units that emitted sulfur dioxide above a rate of 2.5 pounds per million Btu heat input in 1985, the CAAA establish sulfur dioxide allowance limitations (caps or ceilings on emissions) premised upon sulfur dioxide emissions at a rate of 2.5 pounds per million Btu heat input as of the Phase I deadline of January 1, 1995.
          The following AEP System units are Phase I-affected units: I&M's Breed Plant and Tanners Creek Unit 4; CSPCo's Beckjord Unit 6, Conesville Units 1-4 and Picway Unit 5; and OPCo's Gavin Units 1-2, Muskingum River Units 1-5, Cardinal Unit 1, Mitchell Units 1-2
          and Kammer Units   1-3.

            The CAAA contemplate four general methods of compliance: (i) fuel switching; (ii) technological methods of control such as scrubbers; (iii) capacity utilization adjustments; and (iv) acquisition of allowances to cover anticipated emissions levels. The AEP System permit application and compliance plan filings reflect, to some extent, each method of compliance.

            On January 11, 1993, Federal EPA published final regulations in the Federal Register which cover the Acid Rain Permit Program, Allowance System, Continuous Emission Monitoring, Excess Emissions Penalties and Offset Plans and Appeal Procedures.
          These regulations included allocation of allowances for Phase I sources. On March 12, 1993, several environmental groups, the State of New York and a number of utilities (including APCo, CSPCo, I&M, KEPCo and OPCo) filed petitions in the U.S. Court of Appeals for the District of Columbia Circuit seeking a review of the regulations. The parties have settled a number of issues, including those relating to Substitution Unit, Compensation Unit and Reduced Utilization plans. Oral argument has not been scheduled for the remaining issues. Phase I permits have been issued for all Phase I-affected units in the AEP System.

            All fossil fuel-fired generating units with capacity greater than 25 megawatts are affected in Phase II of the acid rain control program. All Phase II-affected units are allocated allowances with which compliance must be accomplished beginning January 1, 2000. The basis for Phase II allowance allocation depends on 1985 sulfur dioxide emission rates -- if a unit emitted sulfur dioxide in 1985 at a rate in excess of 1.2 pounds per million Btu heat input, the allowance allocation is premised upon an emission rate of 1.2 pounds as of the Phase II deadline of January 1, 2000; if a unit emitted sulfur dioxide in 1985 at a rate of less than 1.2 pounds, the allowance allocation is in most instances premised upon the actual 1985 emission rate.

            The acid rain title also contains provisions concerning nitrogen oxides emissions. In March 1994, Federal EPA issued final regulations governing nitrogen oxides emissions from tangentially fired and dry bottom wall-fired boilers at Phase I units. These regulations were appealed to the U.S. Court of Appeals for the District of Columbia Circuit by APCo, CSPCo, I&M, KEPCo and OPCo and a group of unaffiliated utilities based on the failure of Federal EPA to correctly define low NOx burner technology. On November 29, 1994, the court remanded the rules to Federal EPA. On December 16, 1994, OPCo and CSPCo filed appeals seeking the suspension of NOx limits contained in acid rain permits for Conesville, Picway and Mitchell plants pending the reissuance of NOx regulations. On February 7, 1995, Federal EPA published a notice in the Federal Register advising that the NOx limitations contained in the permits for these plants were suspended pending the remanded rulemaking.

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

            The CAAA contain additional provisions, other than the acid rain title, which could require reductions in emissions of nitrogen oxides from fossil fuel-fired power plants. Title I, dealing generally with nonattainment of ambient air quality standards, establishes a tiered system for classifying degrees of nonattainment with air quality standards for ozone and mandates that Federal EPA in cooperation with the states issue, within 240 days of enactment, ozone "attainment" or "nonattainment" designations for airsheds throughout the country. Depending upon the severity of nonattainment within a given nonattainment area, reductions in nitrogen oxides emissions from fossil fuel-fired power plants may be required as part of a state's plan for achieving attainment with ozone air quality standards. The deadlines for submission of new state plans and the accomplishment of mandated emission reductions, as well as the nature of stationary source nitrogen oxides control requirements, also depend upon the severity of a given airshed's nonattainment.
          While ozone nonattainment is largely restricted to urban areas, several AEP System generating stations could be determined to be affecting ozone concentrations and may therefore eventually be required to reduce nitrogen oxides emissions pursuant to Title I.
          In addition, certain environmental organizations and northeastern states have filed comments with Federal EPA contending that NOx emissions from the midwest must be reduced in order to achieve the National Ambient Air Quality Standard for ozone in the northeast. Plants currently located in areas being evaluated for imposition of additional emission controls include Zimmer and Beckjord Unit 6 (both partially owned by CSPCo), I&M's Tanners
          Creek Plant, KEPCo's Big Sandy Plant, OPCo's Gavin Plant and
          APCo's Amos, Sporn, Kanawha River and Mountaineer plants.  On
          February 25, 1994, the West Virginia Division of Environmental Protection issued a consent order for APCo's Amos Units 1 and 2, requiring reductions in nitrogen oxides emissions from these units after June 1, 1995. The reduction in nitrogen oxides emissions will be less than that required under Title IV of the CAAA but will be required at an earlier time. On September 6, 1994, Federal EPA officially redesignated Putnam, Wood and
          Kanawha counties to ozone attainment. West Virginia does not plan to impose NOx reduction requirements under Title I of the CAAA as part of its ozone maintenance plan in any of the five former moderate ozone non-attainment counties, barring any other mandate from Federal EPA to do so.

            Utility boilers are potentially subject to additional control requirements under Title III of the CAAA governing hazardous air pollutant emissions. Federal EPA is directed to conduct studies concerning the potential public health impacts of pollutants identified by the legislation as hazardous in connection with their emission from electric utility steam generating units. Federal EPA was required to report the results of this study to Congress by November 1993 and is required to regulate emissions of these pollutants from electric utility steam generating units if it is determined that such regulation is necessary and appropriate, based on the results of the study. Federal EPA informed Congress that completion of this study has been delayed significantly beyond the November 1993 deadline. Federal EPA has received a court order to complete the study and submit it by November 1995. Additionally, Federal EPA is directed to study the deposition of hazardous pollutants to the Great Lakes, the Chesapeake Bay, Lake Champlain and other coastal waters. As part of this assessment, Federal EPA is authorized to adopt regulations by November 1995 to prevent serious adverse effects to public health and serious or widespread environmental effects. It is possible that emissions from electric utility generating units may be regulated under this water body deposition assessment program.

            The CAAA expand the enforcement authority of the Federal government by increasing the range of civil and criminal penalties for violations of the Clean Air Act and enhancing administrative civil provisions, adding a citizens suit provision and imposing a national operating permit system, emission fee program and enhanced monitoring, record keeping and reporting requirements for existing and new sources.

            CAAA-AEP System Compliance Plan: In 1992, the PUCO approved a systemwide Phase I CAAA compliance plan. The AEP System's compliance plan centers around the compliance method selected for OPCo's two-unit 2,600-megawatt Gavin Plant which has emitted about 25% of the System's total sulfur dioxide emissions. Under an Ohio law, utilities could obtain advance PUCO approval of a least-cost compliance plan which would be deemed prudent in subsequent PUCO rate proceedings.

            The PUCO approved least-cost plan set forth compliance measures for the System's affected generating units, which included (i) installing leased flue gas desulfurization equipment (scrubbers) to burn Ohio high-sulfur coal at Gavin and (ii) designating Gavin's coal supply sources to include the affiliated Meigs mine at a reduced operating capacity and under predetermined prices, new long-term contracts with unaffiliated sources and spot market purchases.

            Pursuant to a settlement agreement approved by the PUCO in connection with OPCo's rate case discussed in Rates -- OPCo, the PUCO reaffirmed its approval of the compliance plan, which does not seek to fuel switch Cardinal Unit 1 or Muskingum River Units 1-4 to low-sulfur coal at the beginning of Phase I of the CAAA. Under the terms of the compliance plan, OPCo's Muskingum River Unit 5 has been switched to low-sulfur coal. CSPCo's Conesville Units 1-3 are being modified to enable these units to burn coal or natural gas to comply. Actual fuel choice will depend on the cost and availability of gas. Although the compliance plan originally contemplated that CSPCo's Picway Unit 5 also would be modified to enable this unit to burn coal or natural gas to comply, this proposed modification has been indefinitely deferred. Beckjord Unit 6 (owned with CG&E and DP&L) has been switched to moderate sulfur coal. I&M's Tanners Creek Unit 4 has also been switched to moderate sulfur coal and I&M's Breed Plant was retired in 1994. Eight additional units are subject to Phase I rules, but no operating or fuel changes are planned, because they will hold allowances sufficient for compliance. Fuel switching is planned for Muskingum River Units 1-4 in 2000 and Cardinal Unit 1 in 2001 for Phase II compliance.

            Since the approved plan reflects fuel switching to comply at OPCo's Muskingum River Plant and Cardinal Unit 1, mining operations at OPCo's wholly-owned coal-mining subsidiaries, Central Ohio Coal Company and Windsor Coal Company, could be shut down resulting in substantial costs. Central Ohio Coal Company and Windsor Coal Company supply coal to Muskingum River Plant and Cardinal Plant, respectively. Central Ohio Coal Company reduced its operating level by approximately 50% in 1994. Windsor Coal Company has also reduced its operating level to comply with the CAAA.

            As a result of the aforementioned PUCO approval of OPCo's least-cost compliance plan, OPCo entered into an agreement in 1992 for construction and lease of the Gavin Plant scrubbers with JMG Funding, Limited Partnership (JMG), an unaffiliated entity. Management currently expects that the cost of the leased scrubbers will be approximately $675,000,000. See Construction and Financing Program -- Construction Expenditures. The scrubbers on Gavin Units 1 and 2 commenced operation in December 1994 and March 1995, respectively.

            On March 15, 1995, OPCo began to lease the scrubbers from JMG. The lease term is for 34 years, subject to certain termination provisions. OPCo may purchase the scrubbers during the last 19 years of the lease term and may renew the lease for an additional 20 years.

            Rent will be payable quarterly and will reflect, among other factors, amortization of the final cost of the scrubbers and the costs of JMG's equity and debt capital. OPCo's rental obligation under the lease has been pledged by JMG as security for the debt portion of its financing.

            Recovery of compliance costs is being and will be sought through the rate-making process. The aforementioned OPCo settlement agreement provides, among other things, for OPCo to recover the annual lease cost of the scrubbers and other compliance costs and provides OPCo with an opportunity to recover its Ohio jurisdictional share of its investment in and the liabilities and closing costs of the affiliated Central Ohio and Windsor mining operations to the extent the actual cost of coal burned at the Gavin Plant is below a predetermined price. AEP intends to also seek timely recovery of all compliance costs, including mine shutdown costs, from its non-Ohio jurisdictional customers. There can be no assurance that regulators will provide for recovery of all CAAA compliance costs. Compliance with the CAAA, including potential mine closure costs, could have an adverse effect on results of operations and possibly financial condition unless the costs can be recovered from ratepayers and/or from asset dispositions.

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

            At the Earth Summit in Rio de Janeiro, Brazil in June 1992, over 150 nations, including the United States, signed a global climate change treaty. Each country that ratifies the treaty commits itself to a process of achieving the aim of reducing greenhouse gas emissions, including CO/2/, to their 1990 level by the year 2000. On October 7, 1992, the U.S. Senate ratified the treaty. The treaty went into effect on March 21, 1994.

            In accordance with the obligations set forth in the global climate change treaty, on April 21, 1993, President Clinton committed the United States to reducing greenhouse gas emissions to 1990 levels by the year 2000. On October 19, 1993, the President unveiled the Administration's Climate Change Action Plan for meeting this emission reduction target. The plan emphasizes reductions in fossil fuel use, the largest source of CO/2/ emissions, primarily through reliance on voluntary energy efficiency programs and voluntary partnerships between the Federal government and U.S. industry. One such collaboration is between the electric utility industry and DOE. Known as the Utility Climate Challenge, this initiative is intended to identify voluntary, cost-effective measures to reduce, avoid or sequester future greenhouse gas emissions. AEP System companies joined with nearly 800 investor-owned, municipal, rural electric cooperative and Federal utilities in a voluntary agreement signed with DOE on April 20, 1994 that is intended to lead to reductions in future greenhouse gas emissions through cost-effective actions. On February 3, 1995, the AEP System entered into the Climate Challenge Participation Accord with DOE. The Accord contains a wide diversity of supply-side, demand-side and forest management/tree planting activities that will be undertaken on the AEP System between now and the year 2000.

            Since the AEP System is a major emitter of carbon dioxide, its financial condition and results of operations could be materially adversely affected by the imposition of severe command-and-control limitations on carbon dioxide emissions if the compliance costs incurred are not fully recovered from ratepayers. In addition, any such severe program to stabilize or reduce carbon dioxide emissions could impose substantial costs on industry and society and seriously erode the economic base that AEP's operations serve.

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

            West Virginia: The West Virginia Air Pollution Control Commission promulgated sulfur dioxide limitations which Federal EPA approved in February 1978. The emission limitations for the Mitchell Plant have been approved by Federal EPA for primary ambient air quality (health-related) standards only. The West Virginia Air Pollution Control Commission is obliged to reanalyze sulfur dioxide emission limits for the Mitchell Plant with respect to secondary ambient air quality (welfare-related) standards. Because the Clean Air Act provides no specific deadline for approval of emission limits to achieve secondary ambient air quality standards, it is not certain when Federal EPA will take dispositive action regarding the Mitchell Plant.

            West Virginia has also had a request to increase the sulfur dioxide emission limitation for Kammer pending before Federal EPA for many years, although the change has not been acted upon by Federal EPA. On August 4, 1994, however, Federal EPA issued a
          Notice of Violation to OPCo alleging that Kammer Plant was operating in violation of the applicable federally enforceable sulfur dioxide emission limit. See Item 3. Legal Proceedings --
          Kammer Plant. A portion of the Notice of Violation relating to compliance has been resolved and separate proceedings have been initiated by OPCo with both the West Virginia Division of Environmental Protection and Region III, Federal EPA in an effort to obtain approval for utilization of the existing fuel supply beyond September 1, 1995. The outcome of this initiative cannot be predicted at this time.

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

            On January 22, 1988, the U.S. Court of Appeals issued a decision in part upholding the June 1985 stack height rules and remanding certain of the June 1985 rules to Federal EPA for further consideration. With respect to Kammer Plant, the January 1988 court decision rejected OPCo's appeal, holding that Federal EPA acted lawfully in revoking stack height credit previously granted for Kammer Plant in October 1982. As discussed above, OPCo is in the process of initiating administrative proceedings under the 1985 stack height rules with the State of West Virginia and Federal EPA in an effort to preserve stack height credit for Kammer Plant.

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

            On June 1, 1989, Ohio EPA adopted a rule concerning CSPCo's Conesville Plant in response to Federal EPA's stack height rules adopted in 1985. Under Federal EPA policy published in January 1988, emission reductions required by the stack height rules may be obtained at plants other than the plant directly affected by the rules, and thereafter credited to the directly affected plant. Under Ohio EPA's June 1 rule, the sulfur dioxide emission limitations for Conesville Units 5 and 6 remain at 1.2 pounds sulfur dioxide per million Btu heat input as long as the emission rate at CSPCo's retired Poston Units 1-4 remains at 0.0 pounds sulfur dioxide per million Btu heat input. Federal EPA has yet to take action concerning Ohio EPA's June 1 rule.
            Administrative Developments Regarding Sulfur Dioxide: On November 15, 1994, Federal EPA published a notice in the Federal Register proposing to retain the present 24-hour national ambient air quality standard for sulfur dioxide. Federal EPA also sought comment on the need to adopt additional regulations to address short-term exposures to sulfur dioxide. Federal EPA is soliciting comments on three alternatives, including the adoption of a short-term standard averaged over a five-minute period. Adoption of any of these proposed approaches could require substantial reductions in sulfur dioxide emissions from the System's coal-fired generating plants which would entail substantial capital and operating costs. In a related action, Federal EPA, on March 7, 1995, proposed requirements for implementing strategies to reduce short-term (five-minute) peak concentrations of sulfur dioxide in order to reduce health risks to exercising asthmatics. The effect on AEP operations of Federal EPA's proposed risk-based targeting strategies for further regulating sulfur dioxide emissions, if finalized, cannot be predicted, but may be significant.

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

            All System Plants are operating with NPDES permits. Under EPA's regulations, operation under an expired NPDES permit is authorized provided an application is filed at least 180 days prior to expiration. Renewal applications are being prepared or have been filed for renewal of NPDES permits which expire in 1995.

            The NPDES permits generally require that certain thermal impact study programs be undertaken. These studies have been completed for all System plants. Thermal variances are in effect for all plants with once-through cooling water. Recently renewed thermal variances for Conesville and Muskingum River plants were more stringent in their controls, but the cost impacts are not expected to be significant.

            Certain mining operations conducted by System companies as discussed under Fuel Supply are also subject to Federal and state water pollution control requirements, which may entail substantial expenditures for control facilities, not included at present in the System's construction cost estimates set forth herein. See Item 3. Legal Proceedings -- Meigs Mine with respect to litigation regarding certain discharges from OPCo's Meigs 31 mine.

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

            In March 1995, Federal EPA finalized a set of rules which establish minimum water quality standards, anti-degradation policies and implementation procedures for more stringently controlling releases of toxic pollutants into the Great Lakes system. This regulatory package is called the Great Lakes Water Quality Initiative (GLWQI). The most direct compliance cost impact could be related to I&M's Cook Plant. Management cannot presently determine whether the GLWQI would have a significant adverse impact on AEP operations. The significance of such impact will depend on the outcome of Federal EPA's policy on intake credits and site specific variables as well as Michigan's implementation strategy. If Indiana and Ohio eventually adopt the GLWQI criteria for statewide application, AEP System plants located in those states could also be affected.

             Hazardous Substances and Wastes

            Section 311 of the Clean Water Act imposes substantial penalties for spills of Federal EPA-listed hazardous substances into water and for failure to report such spills. The Comprehensive Environmental Response, Compensation, and Liability Act expanded the reporting requirements to cover the release of hazardous substances generally into the environment, including water, land and air. AEP's subsidiaries store and use some of these hazardous substances, including PCB's contained in certain capacitors and transformers, but the occurrence and ramifications of a spill or release of such substances cannot be predicted.
          The Comprehensive Environmental Response, Compensation, and Liability Act provides governmental agencies with the authority to require clean-up of hazardous waste sites and releases of hazardous substances into the environment. Since liability under this Act is strict and can be applied retroactively, AEP System companies which previously disposed of PCB-containing electrical equipment and other hazardous substances may be required to participate in remedial activities at such disposal sites should environmental problems result. AEP System companies are presently identified as parties responsible for clean-up at eight federal sites, including I&M at four sites, KEPCo at one site, OPCo at two sites and Wheeling Power Company at one site. I&M also has been named as a party responsible for clean-up at one state site. The companies' share of clean-up costs, however, is not expected to be significant. AEP System companies, including I&M and OPCo, also have been named as defendants in contribution lawsuits for two additional sites.

            Regulations issued by Federal EPA under the Toxic Substances Control Act govern the use, distribution and disposal of PCBs, including PCBs in electrical equipment. Deadlines for removing certain PCB-containing electrical equipment from service have been met.

            In addition to handling hazardous substances, the System companies generate solid waste associated with the combustion of coal, the vast majority of which is fly ash, bottom ash and flue gas desulfurization wastes. These wastes presently are considered to be non-hazardous under RCRA and applicable state law and the wastes are treated and disposed in surface impoundments or landfills in accordance with state permits or authorization or beneficially utilized. As required by RCRA, EPA evaluated whether high volume coal combustion wastes (such as fly ash, bottom ash and flue gas desulfurization wastes) should be regulated as hazardous waste. In August, 1993 EPA issued a regulatory determination that such high volume coal combustion wastes should not be regulated as hazardous waste. For low volume coal combustion wastes, such as metal and boiler cleaning wastes, Federal EPA will gather additional information and make a regulatory determination by April 1998. Until that time, these low volume wastes are provisionally excluded from regulation under the hazardous waste provisions of RCRA. All presently generated hazardous waste is being disposed of at permitted off-site facilities in compliance with applicable Federal and state laws and regulations. For System facilities which generate such wastes, System companies have filed the requisite notices and are complying with RCRA and applicable state regulations for generators. Nuclear waste produced at the Cook Plant is excluded from regulation under RCRA.

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

            There were three epidemiological studies of EMF and utility workers published from 1993 through early 1995 -- each with results that contradicted the others. One reported a weak association between EMF and a type of adult leukemia, but not brain cancer; while another reported a weak association with brain cancer, but not leukemia. However, the third found no evidence of increased deaths from cancer, including leukemia and brain cancer. A conclusion cannot be drawn from these three studies. The researchers are collaborating to reexamine their data collection techniques, exposure assessments, and statistical analyses to possibly reconcile their conflicting findings by looking at the three studies together.

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

            AEP's participation is a continuation of its efforts to support further research and to communicate with its customers and employees about this issue. Its operating company subsidiaries provide their residential customers with information and field measurements on request, although there is no scientific basis for interpreting such measurements.

            A number of lawsuits based on EMF-related grounds have been filed in recent years against electric utilities. A suit was filed on May 23, 1990 against I&M involving claims that EMF from a 345 KV transmission line caused adverse health effects. No specific amount has been requested for damages in this case and no trial date has been set.

            Some states have enacted regulations to limit the strength of magnetic fields at the edge of transmission line rights-of-way. No state which the AEP System serves has done so. In March 1993, The Ohio Power Siting Board issued its amended rules providing for additional consideration of the possible effects of EMF in the certification of electric transmission facilities. Under the amended EMF rules, persons seeking approval to build electric transmission lines have to provide estimates of EMF from transmission lines under a variety of conditions. In addition, applicants are required to address possible health effects and discuss the consideration of design alternatives with respect to EMF.

            In April 1993, the State of Indiana enacted a law which provides that the IURC shall determine, based on the preponderance of evidence in the scientific literature, whether rules are necessary to protect the public health from EMF. If the IURC determines that such rules are necessary, the IURC is required to adopt rules that reasonably protect the public health from EMF.

            Management cannot predict the ultimate impact of the question of EMF exposure and adverse health effects. If further research shows that EMF exposure contributes to increased risk of cancer or other health problems, or if the courts conclude that EMF exposure harms individuals and that utilities are liable for damages, or if states limit the strength of magnetic fields to such a level that the current electricity delivery system must be significantly changed, then the results of operation and financial condition of AEP and its operating subsidiaries could be materially adversely affected unless these costs can be recovered from rate payers.

          RESEARCH AND DEVELOPMENT

            AEP and its subsidiaries are involved in a number of research projects which are directed toward developing more efficient methods of burning coal, reducing the contaminants resulting from combustion of coal, and improving the efficiency and reliability of power transmission, distribution and utilization, including load management. See Construction and Financing Program -- PFBC Projects.

            AEP System operating companies have elected to join the Electric Power Research Institute (EPRI), a nonprofit organization that manages research and development on behalf of the U.S. electric utility industry. EPRI, founded in 1973, manages technical research and development programs for its members to improve power production, delivery and use. Approximately 700 utilities are members. EPRI has agreed to a membership program with AEP whereby dues will be phased in from 1994 through 1996. AEP's operating companies are seeking recovery of these dues through rates, which recovery is anticipated to closely relate to each company's membership date.

            Total research and development expenditures by AEP and its subsidiaries were approximately $7,700,000 for the year ended December 31, 1994, $13,800,000 for the year ended December 31, 1993 and $14,200,000 for the year ended December 31, 1992, including $2,200,000, $10,900,000 and $12,000,000, respectively, for Tidd Plant and related PFBC costs. 1994 expenditures also included $3,200,000 for EPRI dues.

          Item 2.  PROPERTIES
          -----------------------------------------------------------------

            At December 31, 1994, subsidiaries of AEP owned (or leased where indicated) generating plants with the net power capabilities (winter rating) shown in the following table:

                                                                                 NET
                                                                               KILOWATT
               OWNER, PLANT TYPE AND NAME         LOCATION (NEAR)             CAPABILITY
               --------------------------         ---------------            ------------
            AEP Generating Company:
            Steam -- Coal-Fired:
               Rockport Plant (AEGCo share)       Rockport, Indiana           1,300,000(a)
                                                                             ----------
            Appalachian Power Company:
            Steam -- Coal-Fired:
               John E. Amos, Units 1 & 2          St. Albans, West Virginia   1,600,000
               John E. Amos, Unit 3 (APCo share)  St. Albans, West Virginia     433,000(b)
               Clinch River                       Carbo, Virginia               705,000
               Glen Lyn                           Glen Lyn, Virginia            335,000
               Kanawha River                      Glasgow, West Virginia        400,000
               Mountaineer                        New Haven, West Virginia    1,300,000
               Philip Sporn, Units 1 & 3          New Haven, West Virginia      308,000
            Hydroelectric -- Conventional:
               Buck                               Ivanhoe, Virginia              10,000
               Byllesby                           Byllesby, Virginia             20,000
               Claytor                            Radford, Virginia              76,000
               Leesville                          Leesville, Virginia            40,000
               Niagara                            Roanoke, Virginia               3,000
               Reusens                            Lynchburg, Virginia            12,000
            Hydroelectric -- Pumped Storage:
               Smith Mountain                     Penhook, Virginia             565,000
                                                                             ----------
                                                                              5,807,000
                                                                             ----------
            Columbus Southern Power Company:
            Steam -- Coal-Fired:
               Beckjord, Unit 6                   New Richmond, Ohio             53,000(c)
               Conesville, Units 1-3, 5 & 6       Coshocton, Ohio             1,165,000
               Conesville, Unit 4                 Coshocton, Ohio               339,000(c)
               Picway, Unit 5                     Columbus, Ohio                100,000
               Stuart, Units 1-4                  Aberdeen, Ohio                608,000(c)
               Zimmer                             Moscow, Ohio                  330,000(c)
                                                                             ----------
                                                                              2,595,000
                                                                             ----------
            Indiana Michigan Power Company:
            Steam -- Coal-Fired:
               Rockport Plant (I&M share)         Rockport, Indiana           1,300,000(a)
               Tanners Creek                      Lawrenceburg, Indiana         995,000
            Steam -- Nuclear:
               Donald C. Cook                     Bridgman, Michigan          2,110,000
            Gas Turbine:
               Fourth Street                      Fort Wayne, Indiana            18,000(d)
            Hydroelectric -- Conventional:
               Berrien Springs                    Berrien Springs, Michigan       3,000
               Buchanan                           Buchanan, Michigan              2,000
               Constantine                        Constantine, Michigan           1,000
               Elkhart                            Elkhart, Indiana                1,000
               Mottville                          Mottville, Michigan             1,000
               Twin Branch                        Mishawaka, Indiana              3,000
                                                                             ----------
                                                                              4,434,000
                                                                             ----------
            Kanawha Valley Power Company:
            Hydroelectric -- Conventional:
               London                             Montgomery, West Virginia      16,000(e)
               Marmet                             Marmet, West Virginia          16,000(e)
               Winfield                           Winfield, West Virginia        19,000(e)
                                                                             ----------
                                                                                 51,000
                                                                             ----------
            Kentucky Power Company:
            Steam -- Coal-Fired:
               Big Sandy                          Louisa, Kentucky            1,060,000
                                                                             ----------
            Ohio Power Company:
            Steam -- Coal-Fired:
               John E. Amos, Unit 3 (OPCo share)  St. Albans, West Virginia     867,000(b)
               Cardinal, Unit 1                   Brilliant, Ohio               600,000
               General James M. Gavin             Cheshire, Ohio              2,600,000(f)
               Kammer                             Captina, West Virginia        630,000
               Mitchell                           Captina, West Virginia      1,600,000
            Steam -- Coal-Fired:
               Muskingum River                    Beverly, Ohio               1,425,000
               Philip Sporn, Units 2, 4 & 5       New Haven, West Virginia      742,000
            Hydroelectric -- Conventional:
               Racine                             Racine, Ohio                   48,000
                                                                             ----------
                                                                              8,512,000
                                                                             ----------
               Total Generating Capability                                   23,759,000
                                                                             ==========
            Summary:
            Total Steam --
               Coal-Fired                                                    20,795,000
               Nuclear                                                        2,110,000
            Total Hydroelectric --
               Conventional                                                     271,000
               Pumped Storage                                                   565,000
               Other                                                             18,000
                                                                             ----------
                  Total Generating Capability                                23,759,000
                                                                             ==========

            ---------------
          (a) Unit 1 of the Rockport Plant is owned one-half by AEGCo and one-half by I&M. Unit 2 of the Rockport Plant is leased one-half by AEGCo and one-half by I&M. The leases terminate in 2022 unless extended.
          (b) Unit 3 of the John E. Amos Plant is owned one-third by APCo and two-thirds by OPCo.
          (c) Represents CSPCo's ownership interest in generating units owned in common with CG&E and DP&L.
          (d) Leased from the City of Fort Wayne, Indiana. Since 1975, I&M has leased and operated the assets of the municipal system of the City of Fort Wayne, Indiana under a 35-year lease with a provision for an additional 15-year extension at the election of I&M.
          (e) Kanawha Valley Power Company has requested regulatory approval to merge into APCo.
          (f) The scrubber facilities at the Gavin Plant are leased. The lease terminates in 2029 unless extended or terminated earlier.

            See Item 1 under Fuel Supply, for information concerning coal reserves owned or controlled by subsidiaries of AEP.

            The following table sets forth the total circuit miles of transmission and distribution lines of the AEP System, APCo, CSPCo, I&M, KEPCo and OPCo and that portion of the total representing 765,000-volt lines:

                                 TOTAL CIRCUIT MILES
                                 OF TRANSMISSION AND    CIRCUIT MILES OF
                                 DISTRIBUTION LINES    765,000-VOLT LINES
                                 -------------------   ------------------
          AEP System (a) ......      124,251(b)               2,022
          APCo ................       48,532                    641
          CSPCo (a) ...........       14,050                   ---
          I&M .................       20,688                    614
          KEPCo ...............        9,854                    258
          OPCo ................       28,082                    509

          ---------------
          (a)  Includes 766 miles of 345,000-volt jointly owned lines.
          (b)  Includes lines of other AEP System companies not shown.

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

          PEAK DEMAND

            The AEP System is interconnected through 119 high-voltage transmission interconnections with 29 neighboring electric utility systems. The all-time and 1994 one-hour peak System demand was 25,940,000 kilowatts (which included 7,314,000 kilowatts of scheduled deliveries to unaffiliated systems which the System might, on appropriate notice, have elected not to schedule for delivery) and occurred on June 17, 1994. The net dependable capacity to serve the System load on such date, including power available under contractual obligations, was 23,457,000 kilowatts. The all-time and 1994 one-hour internal peak demand was 19,236,000 kilowatts and occurred on January 19, 1994. The net dependable capacity to serve the System load on such date, including power dedicated under contractual arrangements, was 23,995,000 kilowatts. The all-time one-hour integrated and internal net system peak demands and 1994 peak demands for AEP's generating subsidiaries are shown in the following tabulation:

                            ALL-TIME ONE-HOUR INTEGRATED   1994 ONE-HOUR INTEGRATED
                               NET SYSTEM PEAK DEMAND       NET SYSTEM PEAK DEMAND
                            ----------------------------  --------------------------
                                                  (IN THOUSANDS)
                            NUMBER OF                     NUMBER OF
                            KILOWATTS        DATE         KILOWATTS        DATE
                            ---------  ----------------   ---------  ----------------
            APCo ..........   8,203    January 19, 1994     8,203    January 19, 1994
            CSPCo .........   4,172    June 17, 1994        4,172    June 17, 1994
            I&M ...........   5,027    June 17, 1994        5,027    June 17, 1994
            KEPCo .........   1,575    January 19, 1994     1,575    January 19, 1994
            OPCo ..........   7,291    June 17, 1994        7,291    June 17, 1994

                            ALL-TIME ONE-HOUR INTEGRATED   1994 ONE-HOUR INTEGRATED
                              NET INTERNAL PEAK DEMAND     NET INTERNAL PEAK DEMAND
                            ----------------------------  ---------------------------
                                                  (IN THOUSANDS)
                            NUMBER OF                     NUMBER OF
                            KILOWATTS        DATE         KILOWATTS        DATE
                            ---------  ----------------   ---------  ----------------
            APCo ..........   6,887    January 19, 1994     6,887    January 19, 1994
            CSPCo .........   3,179    June 20, 1994        3,179    June 20, 1994
            I&M ...........   3,605    June 16, 1994        3,605    June 16, 1994
            KEPCo .........   1,363    February 9, 1995     1,309    January 19, 1994
            OPCo ..........   5,436    January 21, 1994     5,436    January 21, 1994

          HYDROELECTRIC PLANTS

            Licenses for hydroelectric plants, issued under the Federal Power Act, reserve to the United States the right to take over the project at the expiration of the license term, to issue a new license to another entity, or to relicense the project to the existing licensee. In the event that a project is taken over by the United States or licensed to a new licensee, the Federal
          Power Act provides for payment to the existing licensee of its "net investment" plus severance damages. Licenses for six System hydroelectric plants expired in 1993 and applications for new licenses for these plants were filed in 1991. The existing licenses for these plants were extended on an annual basis and will be renewed automatically until new licenses are issued. No competing license applications were filed. Four new licenses were issued in 1994.

          COOK NUCLEAR PLANT

            Unit 1 of the Cook Plant, which was placed in commercial operation in 1975, has a nominal net electric rating of 1,020,000 kilowatts. Unit 1's availability factor was 71.0% during 1994 and 100% during 1993. Unit 2, of slightly different design, has a nominal net electrical rating of 1,090,000 kilowatts and was placed in commercial operation in 1978. Unit 2's availability factor was 54.3% during 1994 and 96.6% during 1993. The availability of Units 1 and 2 was affected in 1994 by outages to refuel.

            Units 1 and 2 are licensed by the NRC to operate at 100% of rated thermal power to October 25, 2014 and December 23, 2017, respectively.

            Costs associated with the operation, maintenance and retirement of nuclear plants have continued to increase and become less predictable, in large part due to changing regulatory requirements and safety standards and experience gained in the construction and operation of nuclear facilities. I&M may also incur costs and experience reduced output at its Cook Plant because of the design criteria prevailing at the time of construction and the age of the plant's systems and equipment.
          In addition, for economic or other reasons, operation of the Cook Plant for the full term of its now assumed life cannot be assured. Nuclear industry-wide and Cook Plant initiatives have contributed to slowing the growth of operating and maintenance costs. However, the ability of I&M to obtain adequate and timely recovery of costs associated with the Cook Plant, including replacement power and retirement costs, is not assured.

             Nuclear Incident Liability

            The Price-Anderson Act limits public liability for a nuclear incident at any licensed reactor in the United States to $8.9 billion. I&M has insurance coverage for liability from a nuclear incident at its Cook Plant. Such coverage is provided through a combination of private liability insurance, with the maximum amount available of $200,000,000, and mandatory participation for the remainder of the $8.9 billion liability, in an industry retrospective deferred premium plan which would, in case of a nuclear incident, assess all licensees of nuclear plants in the U.S. Under the deferred premium plan, I&M could be assessed up to $158,600,000 payable in annual installments of $20,000,000 in the event of a nuclear incident at Cook or any other nuclear plant in the U.S. There is no limit on the number of incidents for which I&M could be assessed these sums.

            I&M also has property damage, decontamination and decommissioning insurance for loss resulting from damage to the Cook Plant facilities in the amount of $3.6 billion. Energy Insurance Bermuda (EIB), Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL) provide $2.75 billion of coverage and nuclear insurance pools provide the remainder. If EIB's, NML's and NEIL's losses exceed their available resources, I&M would be subject to a total retrospective premium assessment of up to $34,000,000. NRC regulations require that, in the event of an accident, whenever the estimated costs of reactor stabilization and site decontamination exceed $100,000,000, the insurance proceeds must be used, first, to return the reactor to, and maintain it in, a safe and stable condition and, second, to decontaminate the reactor and reactor station site in accordance with a plan approved by the NRC. The insurers then would indemnify I&M for property damage up to $3.35 billion less any amounts used for stabilization and decontamination. The remaining $250,000,000, as provided by NEIL (reduced by any stabilization and decontamination expenditures over $3.35 billion), would cover decommissioning costs in excess of funds already collected for decommissioning. See Fuel Supply -- Nuclear Waste.

            NEIL's extra-expense program provides insurance to cover extra costs resulting from a prolonged accidental outage of a nuclear unit. I&M's policy insures against such increased costs up to approximately $3,500,000 per week (starting 21 weeks after the outage) for one year, $2,800,000 per week for the second and third years, or 80% of those amounts per unit if both units are down for the same reason. If NEIL's losses exceed its available resources, I&M would be subject to a total retrospective premium assessment of up to $7,900,000.

          POTENTIAL UNINSURED LOSSES
            Some potential losses or liabilities may not be insurable or the amount of insurance carried may not be sufficient to meet potential losses and liabilities, including liabilities relating to damage to the Cook Plant and costs of replacement power in the event of a nuclear incident at the Cook Plant. Future losses or liabilities which are not completely insured, unless allowed to be recovered through rates, could have a material adverse effect on results of operation and the financial condition of AEP, I&M and other AEP System companies.

          Item 3.  LEGAL PROCEEDINGS
          -----------------------------------------------------------------

            In February 1990, the Supreme Court of Indiana overturned an order of the IURC, affirmed by the Indiana Court of Appeals, which had awarded I&M the right to serve a General Motors Corporation light truck manufacturing facility located in Fort Wayne. In August 1990, the IURC issued an order transferring the right to serve the GM facility to an unaffiliated local distribution utility. In October 1990, the local distribution utility sued I&M in Indiana under a provision of Indiana law that allows the local distribution utility to seek damages equal to the gross revenues received by a utility that renders retail service in the designated service territory of another utility. On November 30, 1992, the DeKalb Circuit Court granted I&M's motion for summary judgment to dismiss the local distribution utility's complaint. The local distribution utility has appealed the decision to the Indiana Court of Appeals. I&M received revenues of approximately $29,000,000 from serving the GM facility. It is not clear whether the plaintiffs claim will be upheld on appeal because the service was rendered in accordance with an IURC order I&M believed in good faith to be valid.

            On April 4, 1991, then Secretary of Labor Lynn Martin announced that the U.S. Department of Labor (DOL) had issued a total of 4,710 citations to operators of 847 coal mines who allegedly submitted respirable dust sampling cassettes that had been altered so as to remove a portion of the dust. The cassettes were submitted in compliance with DOL regulations which require systematic sampling of airborne dust in coal mines and submission of the entire cassettes (which include filters for collecting dust particulates) to the Mine Safety and Health Administration (MSHA) for analysis. The amount of dust contained on the cassette's filter determines an operator's compliance with respirable dust standards under the law. OPCo's Meigs No. 2, Meigs No. 31, Martinka, and Windsor Coal mines received 16, 3, 15 and 2 citations, respectively. MSHA has assessed civil penalties totalling $56,900 for all these citations. OPCo's samples in question involve about 1 percent of the 2,500 air samples that OPCo submitted over a 20-month period from 1989 through 1991 to the DOL. OPCo is contesting the citations before the Federal Mine Safety and Health Review Commission. An administrative hearing was held before an administrative law judge with respect to all affected coal operators. On July 20, 1993, the administrative law judge rendered a decision in this case holding that the Secretary of Labor failed to establish that the presence of a "white center" on the dust sampling filter indicated intentional alteration. In the case of an unaffiliated mine, the administrative law judge ruled on April 20, 1994, that there was not an intentional alteration of the dust sampling filter. The Secretary of Labor has appealed to the Mine Safety and Health Review Commission the July 20, 1993 and April 20, 1994 administrative law judge decisions. All remaining cases, including the citations involving OPCo's mines, have been stayed.

            On October 4, 1993, I&M was served with a complaint issued by Region V, Federal EPA which alleged violations by Breed Plant of the Clean Water Act and proposed a penalty of $70,000, which demand was subsequently reduced to $40,000.

            On September 30, 1994, Federal EPA served APCo and Global
          Power Company, an independent contractor retained by APCo, with a complaint alleging violations of the Clean Air Act. The complaint is based on alleged violations of the National Emission Standard for Asbestos related to an asbestos abatement project at APCo's Kanawha River Plant. The complaint seeks a civil administrative penalty of $167,500. On October 27, 1994, APCo and Global jointly filed an answer to this complaint and requested both a formal hearing and informal settlement conference.

            On February 28, 1994, Ormet Corporation filed a complaint in the U.S. District Court, Northern District of West Virginia, against AEP, OPCo, the Service Corporation and two of its employees, Federal EPA and the Administrator of Federal EPA. Ormet is the operator of a major aluminum reduction plant in Ohio and is a customer of OPCo. See Certain Industrial Contracts. Pursuant to the Clean Air Act Amendments of 1990, OPCo received sulfur dioxide emission allowances for its Kammer Plant. See Environmental and Other Matters. Ormet's complaint seeks a declaration that it is the owner of approximately 89% of the Phase I and Phase II allowances issued for use by the Kammer Plant. On May 2, 1994, AEP, OPCo and AEP Service Corporation and its two employee defendants filed a motion seeking to dismiss the complaint filed by Ormet Corporation. On May 2, 1994, the Federal EPA defendants also filed a motion to dismiss. OPCo believes that since it is the owner and operator of Kammer Plant and Ormet is a contract power customer, Ormet is not entitled to any of the allowances attributable to the Kammer Plant.

            See Item 1 for a discussion of certain environmental and rate matters.

            Meigs Mine -- On July 11, 1993, water from an adjoining sealed and abandoned mine owned by Southern Ohio Coal Company (SOCCo), a mining subsidiary of OPCo, entered Meigs 31 mine, one of two mines currently being operated by SOCCo. Ohio EPA approved a plan to pump water from the mine to certain Ohio River tributaries under stringent conditions for biological and water quality monitoring and restoring the streams after pumping. On July 30, pumping commenced in accordance with the Ohio EPA approved plan and, after all water was removed from the mine, the mine was returned to service in February 1994.

            In April 1994, the U.S. Court of Appeals for the Sixth Circuit reversed the judgement of the U.S. District Court for the Southern District of Ohio which had granted a preliminary injunction to SOCCo preventing Federal EPA and the Federal Office of Surface Mining, Reclamation and Enforcement (OSM) from interfering with the removal of water from SOCCo's Meigs 31 mine.

            The West Virginia Division of Environmental Protection (West Virginia DEP) had proposed fining SOCCo $1,800,000 for violations of West Virginia Water Quality Standards and permitting requirements alleged to have resulted from the release of mine water into the Ohio River. As a result of the West Virginia DEP proposing to fine SOCCo, SOCCo filed an action on June 1, 1994 in the U.S. District Court for the Southern District of West
          Virginia seeking a determination that the state of West Virginia has no jurisdiction to impose penalties with respect to the mine water discharges. On July 27, 1994, West Virginia filed an answer to SOCCo's complaint disputing SOCCo's entitlement to a declaratory judgement and asserting a counterclaim seeking an award of $2,550,000 in civil penalties, reimbursement of monitoring costs and compensation for unspecified natural resources damage. On October 27, 1994, SOCCo filed a motion for summary judgement or alternatively to dismiss West Virginia's counterclaim.

            SOCCo is currently negotiating a resolution of federal and West Virginia claims. The resolution of these legal actions is not expected to have a material adverse impact on results of operations.

            Kammer Plant -- In August 1994, Federal EPA issued a Notice of Violation (NOV) to OPCo alleging that its Kammer Plant has been operating in violation of applicable federally enforceable air pollution control requirements for sulfur dioxide since January 1, 1989. The Clean Air Act provides that Federal EPA may commence a civil action for injunctive relief and/or civil penalties of up to $25,000 per day for each day of violation. On November 15, 1994, a civil complaint containing the allegations included in the NOV was filed by Federal EPA against OPCo in the U.S. District Court for the Northern District of West Virginia. At that time, a consent decree entered into by Federal EPA and OPCo specifying compliance by the Kammer Plant with the federally enforceable sulfur dioxide emission limit by September 1, 1995 was lodged with the court. On January 23, 1995, the consent decree was entered by the court.

            The portion of the NOV relating to penalties will be addressed independently. At this time, management is unable to estimate the amount of any civil penalties that may be imposed by Federal EPA. It is not anticipated that the ultimate resolution of this matter will have a material adverse impact on results of operations.

          Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          -----------------------------------------------------------------

            AEP, APCO, I&M AND OPCO.  None.

            AEGCO, CSPCO AND KEPCO.  Omitted pursuant to Instruction
          J(2)(c).
                                 --------------------

          EXECUTIVE OFFICERS OF THE REGISTRANTS

          AEP

            The following persons are, or may be deemed, executive officers of AEP. Their ages are given as of March 15, 1995.

             NAME                   AGE                    OFFICE (A)
            ------                  ---                   ------------
            E. Linn Draper, Jr. ... 53    Chairman of the Board, President and Chief
                                          Executive Officer of AEP and of the Service
                                          Corporation
            Peter J. DeMaria ...... 60    Treasurer of AEP; Executive Vice President-
                                          Administration and Chief Accounting Officer of
                                          the Service Corporation
            William J. Lhota ...... 55    Executive Vice President of the Service
                                          Corporation
            Charles A. Ebetino, Jr. 42    Senior Vice President-Fuel Supply of the Service
                                          Corporation
            Gerald P. Maloney ..... 62    Vice President and Secretary of AEP; Executive
                                          Vice President-Chief Financial Officer of the
                                          Service Corporation
            James J. Markowsky .... 50    Executive Vice President-Engineering &
                                          Construction of the Service Corporation

          ----------
          (a) All of the executive officers listed above have been employed by the Service Corporation or System companies in various capacities (AEP, as such, has no employees) during the past five years, except E. Linn Draper, Jr. who was Chairman of the Board, President and Chief Executive Officer of Gulf States Utilities Company from 1987 until 1992 when he joined AEP and the Service Corporation. All of the above officers are appointed annually for a one-year term by the board of directors of AEP, the board of directors of the Service Corporation, or both, as the case may be.

          APCO

            The names of the executive officers of APCo, the positions they hold with APCo, their ages as of March 15, 1995, and a brief account of their business experience during the past five years appears below. The directors and executive officers of APCo are elected annually to serve a one-year term.

             NAME                   AGE        POSITION (A)                     PERIOD
            ------                  ---        ------------                     ------
            E. Linn Draper, Jr. ... 53    Director                           1992-Present
                                          Chairman of the Board and Chief
                                            Executive Officer                1993-Present
                                          Vice President                     1992-1993
                                          Chairman of the Board, President
                                            and Chief Executive Officer of
                                            AEP and the Service Corporation  1993-Present
                                          President of AEP                   1992-1993
                                          President and Chief Operating
                                            Officer of the Service
                                            Corporation                      1992-1993
                                          Chairman of the Board, President
                                            and Chief Executive Officer of
                                            Gulf States Utilities Company    1987-1992
            Joseph H. Vipperman ... 54    Director                           1985-Present
                                          President and Chief Operating
                                            Officer                          1990-Present
                                          Executive Vice President           1989-1990
            Peter J. DeMaria ...... 60    Director                           1988-Present
                                          Vice President                     1991-Present
                                          Treasurer                          1978-Present
                                          Treasurer of AEP                   1978-Present
                                          Executive Vice President-
                                            Administration and Chief
                                            Accounting Officer of the
                                            Service Corporation              1984-Present
                                          Treasurer of the Service
                                            Corporation                      1989-1990
            William J. Lhota        55    Director                           1990-Present
                                          Vice President                     1989-Present
                                          Executive Vice President of
                                            the Service Corporation          1993-Present
                                          Executive Vice President-
                                            Operations of the Service
                                            Corporation                      1989-1993
            Gerald P. Maloney ..... 62    Director and Vice President        1970-Present
                                          Vice President of AEP              1974-Present
                                          Secretary of AEP                   1994-Present
                                          Executive Vice President-Chief
                                            Financial Officer of the
                                            Service Corporation              1991-Present
                                          Senior Vice President-Finance of
                                            the Service Corporation          1974-1990
            James J. Markowsky .... 50    Director                           1993-Present
                                          Executive Vice President-
                                            Engineering and Construction
                                            of the Service Corporation       1993-Present
                                          Senior Vice President and Chief
                                            Engineer of the Service
                                            Corporation                      1988-1993
            Charles A. Ebetino, Jr. 42    Senior Vice President-Fuel Supply
                                            of the Service Corporation       1993-Present
                                          Vice President-Fuel Procurement
                                            and Transportation of the
                                            Service Corporation              1990-1993
                                          Managing Director-Coal Procurement
                                            of the Service Corporation       1986-1990

          ---------------
          (a)  Positions are with APCo unless otherwise indicated.

          OPCO

            The names of the executive officers of OPCo, the positions they hold with OPCo, their ages as of March 15, 1995, and a brief account of their business experience during the past five years appear below. The directors and executive officers of OPCo are elected annually to serve a one-year term.

             NAME                   AGE        POSITION (A)                     PERIOD
            ------                  ---        ------------                     ------
            E. Linn Draper, Jr. ... 53    Director                           1992-Present
                                          Chairman of the Board and Chief
                                            Executive Officer                1993-Present
                                          Vice President                     1992-1993
                                          Chairman of the Board, President
                                            and Chief Executive Officer of
                                            AEP and the Service Corporation  1993-Present
                                          President of AEP                   1992-1993
                                          President and Chief Operating
                                            Officer of the Service
                                            Corporation                      1992-1993
                                          Chairman of the Board, President
                                            and Chief Executive Officer of
                                            Gulf States Utilities Company    1987-1992
            Carl A. Erikson ....... 44    Director, President and Chief
                                            Operating Officer                1993-Present
                                          Vice President                     1990-1992
                                          President and Chief Operating
                                            Officer of CSPCo                 1993-Present
                                          Vice President of the Service
                                            Corporation and Executive
                                            Assistant to E. Linn Draper, Jr. 1992-1994
                                          Assistant to Executive Vice
                                            President-Operations of the
                                            Service Corporation              1989-1990
            Peter J. DeMaria ...... 60    Director and Treasurer             1978-Present
                                          Vice President                     1991-Present
                                          Treasurer of AEP                   1978-Present
                                          Executive Vice President-
                                            Administration and Chief
                                            Accounting Officer of the
                                            Service Corporation              1984-Present
                                          Treasurer of the Service
                                            Corporation                      1989-1990
            William J. Lhota ...... 55    Director and Vice President        1989-Present
                                          Executive Vice President of the
                                            Service Corporation              1993-Present
                                          Executive Vice President-
                                            Operations of the Service
                                            Corporation                      1989-1993
            Gerald P. Maloney ..... 62    Director                           1973-Present
                                          Vice President                     1970-Present
                                          Vice President of AEP              1974-Present
                                          Secretary of AEP                   1994-Present
                                          Executive Vice President-Chief
                                            Financial Officer of the
                                            Service Corporation              1991-Present
                                          Senior Vice President-Finance of
                                            the Service Corporation          1974-1990
            James J. Markowsky .... 50    Director                           1989-Present
                                          Executive Vice President-
                                            Engineering and Construction
                                            of the Service Corporation       1993-Present
                                          Senior Vice President and Chief
                                            Engineer of the Service
                                            Corporation                      1988-1993
            Charles A. Ebetino, Jr. 42    Senior Vice President-Fuel Supply
                                            of the Service Corporation       1993-Present
                                          Vice President-Fuel Procurement
                                            and Transportation of the
                                            Service Corporation              1990-1993
                                          Managing Director-Coal Procurement
                                            of the Service Corporation       1986-1990

          ---------------
          (a)  Positions are with OPCo unless otherwise indicated.
          PART II ---------------------------------------------------------

          Item 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          -----------------------------------------------------------------

            AEP. AEP Common Stock is traded principally on the New York Stock Exchange. The following table sets forth for the calendar periods indicated the high and low sales prices for the Common Stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends paid per share of Common Stock.

                                       PER SHARE
                                   -----------------
                                      MARKET PRICE
                                   -----------------
          QUARTER ENDED              HIGH      LOW          DIVIDEND(1)
          -------------            --------  -------        -----------
          March 1993 ............  $37       $32               $.60
          June 1993 .............   38-1/2    33-3/8            .60
          September 1993 ........   40-3/8    37-1/4            .60
          December 1993 .........   39-5/8    34-5/8            .60
          March 1994 ............   37-3/8    29-7/8            .60
          June 1994 .............   32-7/8    27-1/4            .60
          September 1994 ........   31-3/4    28                .60
          December 1994 .........   33-5/8    30-1/8            .60

          ---------------
          (1) See Note 5 of the Notes to the Consolidated Financial Statements of AEP for information regarding restrictions on payment of dividends.

            At December 31, 1994, AEP had approximately 183,000 shareholders of record.

            AEGCO, APCO, CSPCO, I&M, KEPCO AND OPCO. The information required by this item is not applicable as the common stock of all these companies is held solely by AEP.

          Item 6.  SELECTED FINANCIAL DATA
          -----------------------------------------------------------------

            AEGCO.  Omitted pursuant to Instruction J(2)(a).

            AEP. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the AEP 1994 Annual Report (for the fiscal year ended December 31, 1994).

            APCO. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the APCo 1994 Annual Report (for the fiscal year ended December 31, 1994).

            CSPCO.  Omitted pursuant to Instruction J(2)(a).

            I&M. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the I&M 1994 Annual Report (for the fiscal year ended December 31, 1994).
            KEPCO.  Omitted pursuant to Instruction J(2)(a).

            OPCO. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the OPCo 1994 Annual Report (for the fiscal year ended December 31, 1994).

          Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          -----------------------------------------------------------------

            AEGCO. Omitted pursuant to Instruction J(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction J(2)(a) is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the AEGCo 1994 Annual Report (for the fiscal year ended December 31, 1994).

            AEP. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the AEP 1994 Annual Report (for the fiscal year ended December 31, 1994).

            APCO. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the APCo 1994 Annual Report (for the fiscal year ended December 31, 1994).

            CSPCO. Omitted pursuant to Instruction J(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction J(2)(a) is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the CSPCo 1994 Annual Report (for the fiscal year ended December 31, 1994).

            I&M. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the I&M 1994 Annual Report (for the fiscal year ended December 31, 1994).

            KEPCO. Omitted pursuant to Instruction J(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction J(2)(a) is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the KEPCo 1994 Annual Report (for the fiscal year ended December 31, 1994).

            OPCO. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the OPCo 1994 Annual Report (for the fiscal year ended December 31, 1994).

          Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -----------------------------------------------------------------

            AEGCO. The information required by this item is incorporated herein by reference to the financial statements and supplementary data described under Item 14 herein.
            AEP. The information required by this item is incorporated herein by reference to the financial statements and supplementary data described under Item 14 herein.

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

          Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------------------------------------

            AEGCO, AEP, APCO, CSPCO, I&M, KEPCO AND OPCO.  None.

          PART III --------------------------------------------------------

          Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
          -----------------------------------------------------------------

            AEGCO.  Omitted pursuant to Instruction J(2)(c).

            AEP. The information required by this item is incorporated herein by reference to the material under Nominees for Director and Share Ownership of Directors and Executive Officers of the definitive proxy statement of AEP, dated March 9, 1995, for the 1995 annual meeting of shareholders. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

            APCO. The information required by this item is incorporated herein by reference to the material under Election of Directors of the definitive information statement of APCo for the 1995 annual meeting of stockholders, to be filed within 120 days after December 31, 1994. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

            CSPCO.  Omitted pursuant to Instruction J(2)(c).

            I&M. The names of the directors and executive officers of I&M, the positions they hold with I&M, their ages as of March 15, 1995, and a brief account of their business experience during the past five years appear below. The directors and executive officers of I&M are elected annually to serve a one-year term.

             NAME                   AGE        POSITION (A)(B)(C)              PERIOD
            ------                  ---        ------------------            ----------
            E. Linn Draper, Jr. ... 53    Director                           1992-Present
                                          Chairman of the Board and Chief
                                            Executive Officer                1993-Present
                                          Vice President                     1992-1993
                                          Chairman of the Board, President
                                            and Chief Executive Officer of
                                            AEP and of the Service
                                            Corporation                      1993-Present
                                          President of AEP                   1992-1993
                                          President and Chief Operating
                                            Officer of the Service
                                            Corporation                      1992-1993
                                          Chairman of the Board, President
                                            and Chief Executive Officer of
                                            Gulf States Utilities Company    1987-1992
            Richard C. Menge ...... 59    Director                           1976-Present
                                          President and Chief Operating
                                            Officer                          1989-Present
            Mark A. Bailey ........ 42    Director and Vice President        1989-Present
            Peter J. DeMaria ...... 60    Director                           1992-Present
                                          Vice President                     1991-Present
                                          Treasurer                          1978-Present
                                          Treasurer of AEP                   1978-Present
                                          Executive Vice President-
                                            Administration and Chief
                                            Accounting Officer of the
                                            Service Corporation              1984-Present
                                          Treasurer of the Service
                                            Corporation                      1989-1990
            William N. D'Onofrio .. 47    Director and Vice President        1984-Present
            William J. Lhota ...... 55    Director and Vice President        1989-Present
                                          Executive Vice President of the
                                            Service Corporation              1993-Present
                                          Executive Vice President-
                                            Operations of the Service
                                            Corporation                      1989-1993
            Gerald P. Maloney ..... 62    Director                           1978-Present
                                          Vice President                     1970-Present
                                          Vice President of AEP              1974-Present
                                          Secretary of AEP                   1994-Present
                                          Executive Vice President-Chief
                                            Financial Officer of the
                                            Service Corporation              1991-Present
                                          Senior Vice President-Finance of
                                            the Service Corporation          1974-1990
            James J. Markowsky ...  50    Director                           1995-Present
                                          Vice President                     1993-Present
                                          Executive Vice President-
                                            Engineering & Construction of
                                            the Service Corporation          1993-Present
                                          Senior Vice President and Chief
                                            Engineer of the Service
                                            Corporation                      1988-1993
            A. H. Potter .......... 47    Director                           1994-Present
                                          Transmission and Distribution
                                            Director                         1987-Present
            D. M. Trenary ......... 58    Director                           1994-Present
                                          Indiana Region Manager             1994-Present
                                          Division Manager                   1989-1994
            W. E. Walters ......... 47    Director                           1991-Present
                                          Michiana Region Manager            1994-Present
                                          Executive Assistant to President   1987-1994
            Charles A. Ebetino, Jr. 42    Senior Vice President-Fuel Supply
                                            of the Service Corporation       1993-Present
                                          Vice President-Fuel Procurement
                                            & Transportation of the
                                            Service Corporation              1990-1993
                                          Managing Director-Coal Procurement
                                            of the Service Corporation       1986-1990

          (a)  Positions are with I&M unless otherwise indicated.
          (b) Dr. Draper is a director of VECTRA Technologies, Inc., Mr. Lhota is a director of Huntington Bancshares Incorporated and Mr. Menge is a director of Fort Wayne National Corporation.
          (c) Drs. Draper and Markowsky and Messrs. DeMaria, Lhota and Maloney are directors of AEGCo, APCo, CSPCo, KEPCo and OPCo. Dr. Draper and Messrs. DeMaria and Maloney are also directors of AEP.

            KEPCO.  Omitted pursuant to Instruction J(2)(c).

            OPCO. The information required by this item is incorporated herein by reference to the material under the heading Election of Directors of the definitive information statement of OPCo for the 1995 annual meeting of shareholders, to be filed within 120 days after December 31, 1994. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

          Item 11. EXECUTIVE COMPENSATION
          -----------------------------------------------------------------

            AEGCO.  Omitted pursuant to Instruction J(2)(c).

            AEP. The information required by this item is incorporated herein by reference to the material under Compensation of Directors, Executive Compensation and the performance graph of the definitive proxy statement of AEP, dated March 9, 1995, for the 1995 annual meeting of shareholders.

            APCO. The information required by this item is incorporated herein by reference to the material under Executive Compensation of the definitive information statement of APCo for the 1995 annual meeting of stockholders, to be filed within 120 days after December 31, 1994.

            CSPCO.  Omitted pursuant to Instruction J(2)(c).

            KEPCO.  Omitted pursuant to Instruction J(2)(c).
            OPCO. The information required by this item is incorporated herein by reference to the material under Executive Compensation of the definitive information statement of OPCo for the 1995 annual meeting of shareholders, to be filed within 120 days after December 31, 1994.

            I&M. Certain executive officers of I&M are employees of the Service Corporation. The salaries of these executive officers are paid by the Service Corporation and a portion of their salaries has been allocated and charged to I&M. The following table shows for 1994, 1993 and 1992 the compensation earned from all AEP System companies by the chief executive officer and four other most highly compensated executive officers (as defined by regulations of the SEC) of I&M at December 31, 1994.

          SUMMARY COMPENSATION TABLE

                                                                                                         LONG-TERM
                                                                               ANNUAL COMPENSATION      COMPENSATION
                                                                               ___________________   __________________
                                                                                                           PAYOUTS         ALL OTHER
                                                                             SALARY      BONUS     ------------------   COMPENSATION
                             NAME AND PRINCIPAL POSITION               YEAR    ($)       ($)(1)    LTIP PAYOUTS($)(2)      ($)(3)
                             ---------------------------               ----  -------    --------   ------------------   ------------
                 E. LINN DRAPER, JR. -- chairman of the board and      1994  620,000    209,436    137,362              29,385
                   and chief executive officer of I&M; chairman of     1993  538,333    148,742                         18,180
                   the board, president and chief executive officer    1992  395,833      8,730                         63,700
                   of AEP and the Service Corporation; chairman
                   and chief executive officer of other AEP System
                   subsidiaries
                 PETER J. DEMARIA -- vice president, treasurer and     1994  305,000    103,029     59,032              18,750
                   director of I&M; treasurer and director of AEP;     1993  280,000     77,364                         17,811
                   executive vice president -- administration and      1992  273,000      6,021                         15,576
                   chief accounting officer and director of the
                   Service Corporation; vice president, treasurer
                   and director of other AEP System subsidiaries
                 G. P. MALONEY -- vice president and director of       1994  300,000    101,340     58,094              19,745
                   I&M; vice president, secretary and director of      1993  269,000     74,325                         18,000
                   AEP; executive vice president -- chief financial    1992  261,000      5,757                         17,036
                   officer and director of the Service Corporation;
                   vice president and director of other AEP System
                   subsidiaries
                 WILLIAM J. LHOTA -- vice president and director of    1994  280,000     94,584     54,409              19,185
                   I&M; executive vice president and director of the   1993  249,000     68,799                         17,160
                   Service Corporation; vice president and director    1992  230,000      5,073                         15,116
                   of other AEP System subsidiaries
                 JAMES J. MARKOWSKY -- vice president and director     1994  267,000     90,193     51,930              14,755
                   of I&M; executive vice president -- engineering     1993  247,000     65,259                         11,165
                   and construction and director of the Service        1992  219,000      4,497                          7,020
                   Corporation; vice president and director of
                   other AEP System subsidiaries

          ---------------
          (1)  Reflects payments under the Management Incentive
               Compensation Plan (MICP). Amounts for 1994 are estimates but should not change significantly. For 1994 and 1993, these amounts include both cash paid and a portion deferred in the form of restricted stock units. These units are paid out in cash after three years based on the price of AEP
               Common Stock at that time. Dividend equivalents are paid during the three-year period. At December 31, 1994, the deferred amounts (included in the above table) and accrued dividends for Dr. Draper, Messrs. DeMaria, Maloney and Lhota and Dr. Markowsky were equivalent to 2,204, 1,109, 1,080,
               1,004 and 956 units having values of $72,456, $36,458,
               $35,505, $33,006 and $31,428, respectively, based upon a $32-7/8 per share closing price of AEP's Common Stock as reported on the New York Stock Exchange. For 1992, MICP payments were made entirely in cash.
          (2) Reflects payments under the Performance Share Incentive Plan (which became effective January 1, 1994) for the one-year transition performance period ending December 31, 1994. Dr. Draper, Messrs. DeMaria, Maloney and Lhota and Dr. Markowsky received 2,050, 881, 867, 812 and 775 shares of AEP Common Stock, respectively, representing one-half of their payments. See the discussion below for additional information.
          (3) For 1994, includes (i) employer matching contributions under the AEP System Employees Savings Plan: $4,500 for each of the named executive officers; (ii) employer matching contributions under the AEP System Supplemental Savings Plan (which became effective January 1, 1994), a non-qualified plan designed to supplement the AEP Savings Plan: Dr.
               Draper, $14,100; Mr. DeMaria, $4,650; Mr. Maloney, $4,500;
               Mr. Lhota, $3,900; and Dr. Markowsky, $3,510; and (iii) subsidiary companies director fees: Dr. Draper, $10,785;
               Mr. DeMaria, $9,600; Mr. Maloney, $10,745; Mr. Lhota,
               $10,785; and Dr. Markowsky, $6,745.

          Long-Term Incentive Plans -- Awards In 1994

            Each of the awards set forth below constitutes a grant of performance share units, which represent units equivalent to shares of AEP Common Stock, pursuant to AEP's Performance Share Incentive Plan. Since it is not possible to predict future dividends and the price of AEP Common Stock, credits of performance share units in amounts equal to the dividends that would have been paid if the performance share units were granted in the form of shares of AEP Common Stock are not included in the table.

            The ability to earn performance share units is tied to achieving specified levels of total shareowner return (TSR) relative to the S&P Electric Utility Index. Notwithstanding AEP's TSR ranking, no performance share units are earned unless AEP shareowners realize a positive TSR over the relevant three-year performance period. The Human Resources Committee may, at its discretion, reduce the number of performance share units otherwise earned. In accordance with the performance goals established for the periods set forth below, the threshold, target and maximum awards are equal to 25%, 100% and 200%, respectively, of the performance share units held. No payment will be made for performance below the threshold.

            Payment of awards earned for the one-year transition performance period ending December 31, 1994 were made 50% in cash and 50% in AEP Common Stock. For subsequent performance periods, payments of earned awards are deferred in the form of restricted stock units (equivalent to shares of AEP Common Stock) until the officer has met the equivalent stock ownership target. Once officers meet and maintain their respective targets, they may elect either to continue to defer or to receive further earned awards in cash and/or AEP Common Stock.

                                                                   ESTIMATED FUTURE PAYOUTS OF
                                                                  PERFORMANCE SHARE UNITS UNDER
                                                  PERFORMANCE       NON-STOCK PRICE-BASED PLAN
                                     NUMBER OF    PERIOD UNTIL    -----------------------------
                                    PERFORMANCE    MATURATION     THRESHOLD   TARGET    MAXIMUM
                    NAME            SHARE UNITS    OR PAYOUT         (#)       (#)        (#)
            ----------------------  -----------   ------------    ---------  --------  ---------
            E. L. Draper, Jr. ....     2,235          1994           (1)       (1)        (1)
                                       4,470        1994-1995       1,118     4,470      8,940
                                       6,705        1994-1996       1,676     6,705     13,410
            P. J. DeMaria .........      960          1994           (1)       (1)        (1)
                                       1,920        1994-1995         480     1,920      3,840
                                       2,885        1994-1996         721     2,885      5,770
            G. P. Maloney .........      945          1994           (1)       (1)        (1)
                                       1,890        1994-1995         473     1,890      3,780
                                       2,840        1994-1996         710     2,840      5,680
            W. J. Lhota ...........      885          1994           (1)       (1)        (1)
                                       1,770        1994-1995         443     1,770      3,540
                                       2,650        1994-1996         663     2,650      5,300
            J. J. Markowsky .......      845          1994           (1)       (1)        (1)
                                       1,690        1994-1995         423     1,690      3,380
                                       2,525        1994-1996         631     2,525      5,050

          ---------------
          (1) For the 1994 transition performance period, the actual number of performance share units earned was: Dr. Draper 4,100; Mr. DeMaria 1,761; Mr. Maloney 1,734; Mr. Lhota 1,624; and Dr. Markowsky 1,550 (see Summary Compensation Table for the cash value of these payouts).

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

             Pension Plan Table

                                                  YEARS OF ACCREDITED SERVICE
            HIGHEST AVERAGE    --------------------------------------------------------------
            ANNUAL EARNINGS       15         20         25        30         35         40
            ---------------    --------   --------   --------  --------   --------   --------
               $250,000 ...... $ 58,065   $ 77,420   $ 96,775  $116,130   $135,485   $152,110
                350,000 ......   82,065    109,420    136,775   164,130    191,485    214,760
                450,000 ......  106,065    141,720    176,775   212,130    247,485    277,410

                600,000 ......  142,065    189,420    236,775   284,130    331,485    371,385
                750,000 ......  178,065    237,420    296,775   356,130    415,485    465,360

                           Compensation upon which retirement benefits are based consists of the average of the 36 consecutive months of the employee's highest salary, as listed in the Summary Compensation Table, out of the employee's most recent 10 years of service.
          As of December 31, 1994, the number of full years of service credited under the Retirement Plan to each of the executive officers of the Company named in the Summary Compensation Table were as follows: Dr. Draper, two years; Mr. DeMaria, 35 years; Mr. Maloney, 39 years; Mr. Lhota, 30 years; and Dr. Markowsky,
          23 years.

            Dr. Draper's employment agreement described below provides him with a supplemental retirement annuity that credits him with 24 years of service in addition to his years of service credited under the Retirement Plan less his actual pension entitlement under the Retirement Plan and any pension entitlements from prior employers.

            AEP has determined to pay supplemental retirement benefits to 23 AEP System employees (including Messrs. DeMaria, Maloney and Lhota and Dr. Markowsky) whose pensions may be adversely affected by amendments to the Retirement Plan made as a result of the Tax Reform Act of 1986. Such payments, if any, will be equal to any reduction occurring because of such amendments. Assuming retirement in 1995 of the executive officers named in the Summary Compensation Table, none would be eligible to receive supplemental benefits.

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

                                         1982 PROGRAM                   1986 PROGRAM
                                  ---------------------------   --------------------------
                                   ANNUAL    ANNUAL AMOUNT OF    ANNUAL   ANNUAL AMOUNT OF
                                   AMOUNT      SUPPLEMENTAL      AMOUNT     SUPPLEMENTAL
                                  DEFERRED      RETIREMENT      DEFERRED     RETIREMENT
                                  (4-YEAR        PAYMENT        (4-YEAR       PAYMENT
            NAME                   PERIOD)   (15-YEAR PERIOD)   PERIOD)   (15-YEAR PERIOD)
            ----                  --------   ----------------   --------  ----------------
            P. J. DeMaria ......  $10,000        $52,000        $13,000       $53,300
            G. P. Maloney ......   15,000         67,500         16,000        56,400

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

                                   ---------------

            Directors of I&M receive a fee of $100 for each meeting of the Board of Directors attended in addition to their salaries.

                                   ---------------

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

          Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT
          -----------------------------------------------------------------

            AEGCO.  Omitted pursuant to Instruction J(2)(c).

            AEP. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers of the definitive proxy statement of AEP, dated March 9, 1995, for the 1995 annual meeting of shareholders.

            APCO. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information statement of APCo for the 1995 annual meeting of stockholders, to be filed within 120 days after December 31, 1994.

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

            The table below shows the number of shares of AEP Common Stock that were beneficially owned, directly or indirectly, as of December 31, 1994, by each director and nominee of I&M and each of the executive officers of I&M named in the summary compensation table, and by all directors and executive officers of I&M as a group. It is based on information provided to I&M by such persons. No such person owns any shares of any series of the Cumulative Preferred Stock of I&M. Unless otherwise noted, each person has sole voting power and investment power over the number of shares of AEP Common Stock set forth opposite his name.
          Fractions of shares have been rounded to the nearest whole share.

                                            AMOUNT AND NATURE OF
                                          BENEFICIAL OWNERSHIP (A)
                                          ------------------------
            Mark A. Bailey ............            1,050
            Peter J. DeMaria ..........            6,105(b)(c)
            William N. D'Onofrio ......            3,811(b)
            E. Linn Draper, Jr. .......            1,492(b)
            William J. Lhota ..........            7,414(b)(c)
            Gerald P. Maloney .........            4,249(b)(c)
            James J. Markowsky ........            4,861(b)
            Richard C. Menge ..........            3,011(b)
            A. H. Potter ..............            2,795(b)
            D. M. Trenary .............              206
            W. E. Walters .............            4,242
            All directors and executive
              officers as a group
              (12 persons) ............          127,621(c)(d)

          ---------------
          (a) The amounts include shares held by the trustee of the AEP Employees Savings Plan, over which directors, nominees and executive officers have voting power, but the investment/disposition power is subject to the terms of such Plan, as follows: Mr. Bailey, 1,005 shares; Mr. DeMaria,
               2,398 shares; Mr. D'Onofrio, 3,251 shares; Mr. Lhota, 5,986 shares; Mr. Maloney, 2,464 shares; Mr. Menge, 2,925 shares;
               Mr. Potter, 2,741 shares; Mr. Trenary, 165 shares; Mr.
               Walters, 4,197 shares; and all directors and executive officers as a group, 33,608 shares. Messrs. Bailey's, DeMaria's, D'Onofrio's, Lhota's, Maloney's, Menge's,
               Potter's, Trenary's and Walter's holdings include 44, 83,
               59, 60, 85, 62, 41, 41 and 45 shares, respectively; and the holdings of all directors and executive officers as a group include 633 shares, each held by the trustee of the AEP Employee Stock Ownership Plan, over which shares such persons have sole voting power, but the investment/disposition power is subject to the terms of such Plan.
          (b) Includes shares with respect to which such directors, nominees and executive officers share voting and investment power as follows: Mr. DeMaria, 3,624 shares; Mr. D'Onofrio,
               500 shares; Dr. Draper, 124 shares; Mr. Lhota, 1,368 shares; Mr. Maloney, 1,700 shares; Mr. Menge, 24 shares; and Mr. Potter, 13 shares; and all directors and executive officers as a group, 4,956 shares. Mr. DeMaria disclaims beneficial ownership of 2,392 shares.
          (c)  85,231 shares in the American Electric Power System
               Educational Trust Fund, over which Messrs. DeMaria, Lhota and Maloney share voting and investment power as trustees (they disclaim beneficial ownership of such shares), are not included in their individual totals, but are included in the group total.
          (d) Represents less than 1 percent of the total number of shares outstanding on December 31, 1994.

            KEPCO.  Omitted pursuant to Instruction J(2)(c).

            OPCO. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information statement of OPCo for the 1995 annual meeting of shareholders, to be filed within 120 days after December 31, 1994.

          Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          -----------------------------------------------------------------

            AEP. The information required by this item is incorporated herein by reference to the material under Transactions With Management of the definitive proxy statement of AEP, dated March 9, 1995, for the 1995 annual meeting of shareholders.

            APCO, I&M AND OPCO.  None.

            AEGCO, CSPCO, AND KEPCO. Omitted pursuant to Instruction J(2)(c).

          PART IV  --------------------------------------------------------

          Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          -----------------------------------------------------------------

          (a)  The following documents are filed as a part of this report:

          1.   Financial Statements:                                   PAGE
                                                                       ----
          The following financial statements have been incorporated herein by reference pursuant to Item 8.

               AEGCo:
                  Independent Auditors' Report; Statements of Income for the years ended December 31, 1994, 1993 and 1992; Statements of Retained
                    Earnings for the years ended December 31, 1994, 1993 and 1992;
                    Statements of Cash Flows for the years ended December 31, 1994,
                    1993 and 1992; Balance Sheets as of December 31, 1994 and 1993;
                    Notes to Financial Statements.

               AEP and its subsidiaries consolidated:
                  Consolidated Statements of Income for the years ended December 31,
                    1994, 1993 and 1992; Consolidated Statements of Retained
                    Earnings for the years ended December 31, 1994, 1993 and 1992;
                    Consolidated Balance Sheets as of December 31, 1994 and 1993;
                    Consolidated Statements of Cash Flows for the years ended
                    December 31, 1994, 1993 and 1992; Notes to Consolidated
                    Financial Statements; Schedule of Consolidated Cumulative
                    Preferred Stocks of Subsidiaries at December 31, 1994 and 1993;
                    Schedule of Consolidated Long-term Debt of Subsidiaries at
                    December 31, 1994 and 1993; Independent Auditors' Report.

               APCo:
                  Independent Auditors' Report; Consolidated Statements of Income
                    for the years ended December 31, 1994, 1994 and 1993;
                    Consolidated Balance Sheets as of December 31, 1994 and 1993;
                    Consolidated Statements of Cash Flows for the years ended
                    December 31, 1994, 1993 and 1992; Consolidated Statements of
                    Retained Earnings for the years ended December 31, 1994, 1993 and 1992; Notes to Consolidated Financial Statements.

               CSPCo:
                  Independent Auditors' Report; Consolidated Statements of Income
                    for the years ended December 31, 1994, 1993 and 1992;
                    Consolidated Balance Sheets as of December 31, 1994 and 1993;
                    Consolidated Statements of Cash Flows for the years ended
                    December 31, 1994, 1993 and 1992; Consolidated Statements of
                    Retained Earnings for the years ended December 31, 1994, 1993 and 1992; Notes to Consolidated Financial Statements.

               I&M:
                  Independent Auditors' Report; Consolidated Statements of Income
                    for the years ended December 31, 1994, 1993 and 1992;
                    Consolidated Balance Sheets as of December 31, 1994 and 1993;
                    Consolidated Statements of Cash Flows for the years ended
                    December 31, 1994, 1993 and 1992; Consolidated Statements of
                    Retained Earnings for the years ended December 31, 1994, 1993
                    and 1992; Notes to Consolidated Financial Statements.

               KEPCo:
                  Independent Auditors' Report; Statements of Income for the years ended December 31, 1994, 1993 and 1992; Statements of Retained
                    Earnings for the years ended December 31, 1994, 1993 and 1992;
                    Balance Sheets as of December 31, 1994 and 1993; Statements of
                    Cash Flows for the years ended December 31, 1994, 1993 and
                    1992; Notes to Financial Statements.

               OPCo:
                  Consolidated Statements of Income for the years ended December 31,
                    1994, 1993 and 1992; Consolidated Balance Sheets as of December
                    31, 1994 and 1993; Consolidated Statements of Cash Flows for
                    the years ended December 31, 1994, 1993 and 1992; Consolidated
                    Statements of Retained Earnings for the years ended December
                    31, 1994, 1993 and 1992; Notes to Consolidated Financial
                    Statements; Independent Auditors' Report.

            2.    Financial Statement Schedules:

               Financial Statement Schedules are listed in the Index to Financial
                  Statement Schedules (Certain schedules have been omitted because the required information is contained in the notes to financial statements or because such schedules are not required or are not
                  applicable.)                                                       S-1
               Independent Auditors' Report                                          S-2

            3.    Exhibits:

               Exhibits for AEGCo, AEP, APCo, CSPCo, I&M, KEPCo and OPCo are listed
                  in the Exhibit Index and are incorporated herein by reference      E-1

          (b) No Reports on Form 8-K were filed during the quarter ended December 31, 1994.

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

                                       AEP Generating Company


                                          By:  /s/ G. P. Maloney
                                             ----------------------------
                                            (G. P. MALONEY, VICE PRESIDENT)

          Date:  March 23, 1995

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

               SIGNATURE                  TITLE                 DATE
               ---------                  -----                 ----
          (I) PRINCIPAL EXECUTIVE OFFICER:

               *E. Linn Draper, Jr.  President, Chief
                                     Executive Officer
                                       and Director

          (II) PRINCIPAL FINANCIAL OFFICER:

               /s/ G. P. Maloney     Vice President         March 23, 1995
            -----------------------   and Director
               (G. P. MALONEY)

          (III) PRINCIPAL ACCOUNTING OFFICER:

               /s/ P. J. DeMaria     Vice President,        March 23, 1995
            -----------------------   Treasurer and
               (P. J. DEMARIA)           Director

          (IV) A MAJORITY OF THE DIRECTORS:

               *Henry Fayne
               *John R. Jones, III
               *Wm. J. Lhota
               *James J. Markowsky

          *By:   /s/ G. P. Maloney                          March 23, 1995
            -----------------------
          (G. P. MALONEY, ATTORNEY-IN-FACT)

                                      SIGNATURES


            PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     American Electric Power Company, Inc.


                                       By:  /s/ G. P. Maloney
                                          ----------------------------
                                            (G. P. MALONEY, VICE PRESIDENT)

          Date:  March 23, 1995

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

               SIGNATURE                  TITLE                 DATE
               ---------                  -----                 ----
          (I) PRINCIPAL EXECUTIVE OFFICER:

               *E. Linn Draper, Jr.  Chairman of the
                                     Board, President,
                                     Chief Executive
                                       Officer and
                                         Director

          (II) PRINCIPAL FINANCIAL OFFICER:

               /s/ G. P. Maloney     Vice President,        March 23, 1995
            -----------------------   Secretary and
               (G. P. MALONEY)          Director

          (III) PRINCIPAL ACCOUNTING OFFICER:

               /s/ P. J. DeMaria      Treasurer and      March 23, 1995
            -----------------------     Director
               (P. J. DEMARIA)

          (IV) A MAJORITY OF THE DIRECTORS:

               *Robert M. Duncan
               *Arthur G. Hansen
               *Lester A. Hudson, Jr.
               *Angus E. Peyton
               *Toy F. Reid
               *Donald G. Smith
               *Linda Gillespie Stuntz
               *Morris Tanenbaum
               *Ann Haymond Zwinger

          *By:   /s/ G. P. Maloney                          March 23, 1995
            -----------------------
          (G. P. MALONEY, ATTORNEY-IN-FACT)

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

                                       Appalachian Power Company


                                          By:  /s/ G. P. Maloney
                                             ----------------------------
                                            (G. P. MALONEY, VICE PRESIDENT)

          Date:  March 23, 1995

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

               SIGNATURE                  TITLE                 DATE
               ---------                  -----                 ----
          (I) PRINCIPAL EXECUTIVE OFFICER:

               *E. Linn Draper, Jr.   Chairman of the
                                        Board, Chief
                                     Executive Officer
                                        and Director

          (II) PRINCIPAL FINANCIAL OFFICER:

               /s/ G. P. Maloney      Vice President        March 23, 1995
            -----------------------    and Director
               (G. P. MALONEY)

          (III) PRINCIPAL ACCOUNTING OFFICER:

               /s/ P. J. DeMaria     Vice President,        March 23, 1995
            -----------------------   Treasurer and
               (P. J. DEMARIA)           Director

          (IV) A MAJORITY OF THE DIRECTORS:

               *Henry Fayne
               *Luke M. Feck
               *Wm. J. Lhota
               *James J. Markowsky
               *J. H. Vipperman

          *By:   /s/ G. P. Maloney                          March 23, 1995
            -----------------------
          (G. P. MALONEY, ATTORNEY-IN-FACT)

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

                                       Columbus Southern Power Company


                                          By:  /s/ G. P. Maloney
                                             ----------------------------
                                            (G. P. MALONEY, VICE PRESIDENT)

          Date:  March 23, 1995

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

               SIGNATURE                  TITLE                 DATE
               ---------                  -----                 ----
          (I) PRINCIPAL EXECUTIVE OFFICER:

               *E. Linn Draper, Jr.   Chairman of the
                                        Board, Chief
                                     Executive Officer
                                        and Director

          (II) PRINCIPAL FINANCIAL OFFICER:

               /s/ G. P. Maloney      Vice President        March 23, 1995
            -----------------------    and Director
               (G. P. MALONEY)

          (III) PRINCIPAL ACCOUNTING OFFICER:

               /s/ P. J. DeMaria     Vice President,        March 23, 1995
            -----------------------   Treasurer and
               (P. J. DEMARIA)           Director

          (IV) A MAJORITY OF THE DIRECTORS:

               *C. A. Erikson
               *Henry Fayne
               *Wm. J. Lhota
               *James J. Markowsky

          *By:   /s/ G. P. Maloney                          March 23, 1995
            -----------------------
          (G. P. MALONEY, ATTORNEY-IN-FACT)

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

                                       Indiana Michigan Power Company


                                          By:  /s/ G. P. Maloney
                                             ----------------------------
                                            (G. P. MALONEY, VICE PRESIDENT)

          Date:  March 23, 1995

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

               SIGNATURE                  TITLE                 DATE
               ---------                  -----                 ----
          (I) PRINCIPAL EXECUTIVE OFFICER:

               *E. Linn Draper, Jr.   Chairman of the
                                        Board, Chief
                                     Executive Officer
                                        and Director

          (II) PRINCIPAL FINANCIAL OFFICER:

               /s/ G. P. Maloney      Vice President        March 23, 1995
            -----------------------    and Director
               (G. P. MALONEY)

          (III) PRINCIPAL ACCOUNTING OFFICER:

               /s/ P. J. DeMaria     Vice President,        March 23, 1995
            -----------------------   Treasurer and
               (P. J. DEMARIA)           Director

          (IV) A MAJORITY OF THE DIRECTORS:

               *Mark A. Bailey
               *W. N. D'Onofrio
               *Wm. J. Lhota
               *James J. Markowsky
               *Richard C. Menge
               *A. H. Potter
               *D. M. Trenary
               *W. E. Walters

          *By:   /s/ G. P. Maloney                          March 23, 1995
            -----------------------
          (G. P. MALONEY, ATTORNEY-IN-FACT)

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

                                       Kentucky Power Company


                                          By:  /s/ G. P. Maloney
                                             ----------------------------
                                            (G. P. MALONEY, VICE PRESIDENT)

          Date:  March 23, 1995

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

               SIGNATURE                  TITLE                 DATE
               ---------                  -----                 ----
          (I) PRINCIPAL EXECUTIVE OFFICER:

               *E. Linn Draper, Jr.   Chairman of the
                                        Board, Chief
                                     Executive Officer
                                        and Director

          (II) PRINCIPAL FINANCIAL OFFICER:

               /s/ G. P. Maloney      Vice President        March 23, 1995
            -----------------------    and Director
               (G. P. MALONEY)

          (III) PRINCIPAL ACCOUNTING OFFICER:

               /s/ P. J. DeMaria     Vice President,        March 23, 1995
            -----------------------   Treasurer and
               (P. J. DEMARIA)           Director

          (IV) A MAJORITY OF THE DIRECTORS:

               *C. R. Boyle, III
               *Wm. J. Lhota
               *James J. Markowsky
               *Ronald A. Petti

          *By:   /s/ G. P. Maloney                          March 23, 1995
            -----------------------
          (G. P. MALONEY, ATTORNEY-IN-FACT)

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

                                       Ohio Power Company


                                          By:  /s/ G. P. Maloney
                                             ----------------------------
                                            (G. P. MALONEY, VICE PRESIDENT)

          Date:  March 23, 1995

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

               SIGNATURE                  TITLE                 DATE
               ---------                  -----                 ----
          (I) PRINCIPAL EXECUTIVE OFFICER:

               *E. Linn Draper, Jr.   Chairman of the
                                        Board, Chief
                                     Executive Officer
                                        and Director

          (II) PRINCIPAL FINANCIAL OFFICER:

               /s/ G. P. Maloney      Vice President        March 23, 1995
            -----------------------    and Director
               (G. P. MALONEY)

          (III) PRINCIPAL ACCOUNTING OFFICER:

               /s/ P. J. DeMaria     Vice President,        March 23, 1995
            -----------------------   Treasurer and
               (P. J. DEMARIA)          Director

          (IV) A MAJORITY OF THE DIRECTORS:

               *C. A. Erikson
               *Henry Fayne
               *Wm. J. Lhota
               *James J. Markowsky

          *By:   /s/ G. P. Maloney                          March 23, 1995
            -----------------------
          (G. P. MALONEY, ATTORNEY-IN-FACT)

                        INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                       PAGE
                                                                       ----
          INDEPENDENT AUDITORS' REPORT ..............................  S-2

          The following financial statement schedules for the years ended
          December 31, 1994, 1993 and 1992 are included in this report on the pages indicated.

          AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
            Schedule II   --  Valuation and Qualifying Accounts and
                              Reserves                                 S-3

          APPALACHIAN POWER COMPANY AND SUBSIDIARIES
            Schedule II   --  Valuation and Qualifying Accounts and
                              Reserves                                 S-3

          COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
            Schedule II   --  Valuation and Qualifying Accounts and
                              Reserves                                 S-3

          INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
            Schedule II   --  Valuation and Qualifying Accounts and
                              Reserves                                 S-4

          KENTUCKY POWER COMPANY
            Schedule II   --  Valuation and Qualifying Accounts and
                              Reserves                                 S-4

          OHIO POWER COMPANY AND SUBSIDIARIES
            Schedule II   --  Valuation and Qualifying Accounts and
                              Reserves                                 S-4

                             INDEPENDENT AUDITORS' REPORT


          American Electric Power Company, Inc. and Subsidiaries:

            We have audited the consolidated financial statements of American Electric Power Company, Inc. and its subsidiaries and the financial statements of certain of its subsidiaries, listed in Item 14 herein, as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our reports thereon dated February 21, 1995; such financial statements and reports are included in your respective 1994 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedules of American Electric Power Company, Inc. and its subsidiaries and of certain of its subsidiaries, listed in Item
          14. These financial statement schedules are the responsibility of the respective Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the corresponding basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


          /s/ Deloitte & Touche

          Deloitte & Touche LLP
          Columbus, Ohio
          February 21, 1995

                                          AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                   Column A                                    Column B           Column C            Column D      Column E

                                                                                 Additions
                                                               Balance at   Charged to   Charged to                 Balance at
                                                               Beginning    Costs and       Other                     End of
                   Description                                 of Period    Expenses      Accounts    Deductions      Period
                                                                                      (in thousands)
     Deducted from Assets:
       Accumulated Provision for
         Uncollectible Accounts:
           Year Ended December 31, 1994. . . . . . . . . . . .   $  4,048    $20,265     $(3,556)(a)   $16,701(b)     $  4,056

           Year Ended December 31, 1993. . . . . . . . . . . .   $  7,287    $14,237     $ 4,163(a)    $21,639(b)     $  4,048

           Year Ended December 31, 1992. . . . . . . . . . . .   $  9,599    $12,888     $ 4,096(a)    $19,296(b)     $  7,287


     (a)  Recoveries on accounts previously written off.
     (b)  Uncollectible accounts written off.

                                           APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   Column A                                      Column B           Column C         Column D    Column E

                                                                                   Additions
                                                               Balance at    Charged to  Charged to              Balance at
                                                                Beginning    Costs and    Other                    End of
                   Description                                 of Period     Expenses    Accounts    Deductions    Period

                                                                                    (in thousands)
     Deducted from Assets:
       Accumulated Provision for
         Uncollectible Accounts:
           Year Ended December 31, 1994. . . . . . . . . . . . .  $ 1,344     $2,297    $   596(a)   $3,407(b)    $   830

           Year Ended December 31, 1993. . . . . . . . . . . . .  $   724     $3,392    $   627(a)   $3,399(b)    $ 1,344

           Year Ended December 31, 1992. . . . . . . . . . . . .  $   987     $1,810    $   672(a)   $2,745(b)    $   724


     (a)  Recoveries on accounts previously written off.
     (b)  Uncollectible accounts written off.

                                        COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   Column A                                      Column B           Column C          Column D     Column E

                                                                                     Additions
                                                               Balance at    Charged to   Charged to              Balance at
                                                                Beginning    Costs and      Other                   End of
                   Description                                 of Period     Expenses     Accounts   Deductions     Period
                                                                                    (in thousands)
     Deducted from Assets:
       Accumulated Provision for
         Uncollectible Accounts:
           Year Ended December 31, 1994. . . . . . . . .           $  991    $ 6,181     $2,778(a)    $8,182(b)   $1,768

           Year Ended December 31, 1993. . . . . . . . .           $1,332    $ 4,167     $2,106(a)    $6,614(b)   $  991

           Year Ended December 31, 1992. . . . . . . . .           $1,134    $ 4,593     $1,981(a)    $6,376(b)   $1,332


     (a)    Recoveries on accounts previously written off.
     (b)    Uncollectible accounts written off.
     /TABLE

                                         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     Column A                                    Column B            Column C        Column D     Column E

                                                                                    Additions
                                                               Balance at    Charged to  Charged to               Balance at
                                                                Beginning    Costs and     Other                    End of
                     Description                               of Period     Expenses    Accounts    Deductions     Period
                                                                                    (in thousands)
     Deducted from Assets:
       Accumulated Provision for
         Uncollectible Accounts:
           Year Ended December 31, 1994. . . . . . . . . . . .      $ 504       $  774    $ 707(a)   $ 1,864(b)     $ 121

           Year Ended December 31, 1993. . . . . . . . . . . .       $562       $1,380    $ 624(a)   $ 2,062(b)     $ 504

           Year Ended December 31, 1992. . . . . . . . . . . .       $629       $1,736    $ 650(a)   $ 2,453(b)     $ 562


     (a) Recoveries on accounts previously written off.
     (b) Uncollectible accounts written off.

                                                     KENTUCKY POWER COMPANY
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                     Column A                                   Column B            Column C          Column D     Column E

                                                                                   Additions
                                                               Balance at   Charged to  Charged to                Balance at
                                                                Beginning   Costs and    Other                      End of
                     Description                               of Period    Expenses    Accounts     Deductions     Period

                                                                                    (in thousands)
     Deducted from Assets:
       Accumulated Provision for
         Uncollectible Accounts:
           Year Ended December 31, 1994. . . . . . . . . . . . .  $  208      $  600    $   84(a)    $  632(b)    $  260

           Year Ended December 31, 1993. . . . . . . . . . . . .  $  248      $  390    $  179(a)    $  609(b)    $  208

           Year Ended December 31, 1992. . . . . . . . . . . . .  $  352      $  630    $  106(a)    $  840(b)    $  248


     (a)  Recoveries on accounts previously written off.
     (b)  Uncollectible accounts written off.

                                               OHIO POWER COMPANY AND SUBSIDIARIES
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    Column A                                     Column B            Column C         Column D     Column E

                                                                                    Additions
                                                               Balance at   Charged to   Charged to               Balance at
                                                                Beginning   Costs and       Other                    End of
                    Description                                 of Period   Expenses      Accounts   Deductions     Period

                                                                                    (in thousands)
     Deducted from Assets:
       Accumulated Provision for
         Uncollectible Accounts:
           Year Ended December 31, 1994. . . . . . . . . . . .    $   960     $10,087    $(7,785)(a) $ 2,243(b)   $ 1,019

           Year Ended December 31, 1993. . . . . . . . . . . .    $ 4,353     $ 4,812      $ 549(a)  $ 8,754(b)     $ 960

           Year Ended December 31, 1992. . . . . . . . . . . .    $ 4,815     $ 4,084     $  618(a)  $ 5,164(b)   $ 4,353


     (a)     Recoveries on accounts previously written off.
     (b)     Uncollectible accounts written off.
     /TABLE

                                    EXHIBIT INDEX

            Certain of the following exhibits, designated with an asterisk(*), are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and, pursuant to 17 C.F.R. Section 201.24 and Section 240.12b-32, are incorporated herein by reference to the documents indicated in brackets following the descriptions of such exhibits. Exhibits, designated with a dagger (+), are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

          AEGCO

             EXHIBIT
               NUMBER                                  DESCRIPTION
               -------                                 -----------
               3(a)         --    Copy of Articles of Incorporation of AEGCo [Registration
                                  Statement on Form 10 for the Common Shares of AEGCo,
                                  File No. 0-18135, Exhibit 3(a)].
               3(b)         --    Copy of the Code of Regulations of AEGCo [Registration
                                  Statement on Form 10 for the Common Shares of AEGCo,
                                  File No. 0-18135, Exhibit 3(b)].
              10(a)         --    Copy of Capital Funds Agreement dated as of December 30,
                                  1988 between AEGCo and AEP [Registration Statement No.
                                  33-32752, Exhibit 28(a)].
              10(b)(1)      --    Copy of Unit Power Agreement dated as of March 31, 1982
                                  between AEGCo and I&M, as amended [Registration
                                  Statement No. 33-32752, Exhibits 28(b)(1)(A) and
                                  28(b)(1)(B)].
              10(b)(2)      --    Copy of Unit Power Agreement, dated as of August 1,
                                  1984, among AEGCo, I&M and KEPCo [Registration Statement
                                  No. 33-32752, Exhibit 28(b)(2)].
              10(b)(3)      --    Copy of Agreement, dated as of October 1, 1984, among
                                  AEGCo, I&M, APCo and Virginia Electric and Power Company
                                  [Registration Statement No. 33-32752, Exhibit 28(b)(3)].
              10(c)         --    Copy of Lease Agreements, dated as of December 1, 1989,
                                  between AEGCo and Wilmington Trust Company, as amended
                                  [Registration Statement No. 33-32752, Exhibits
                                  28(c)(1)(C), 28(c)(2)(C), 28(c)(3)(C), 28(c)(4)(C),
                                  28(c)(5)(C) and 28(c)(6)(C); Annual Report on Form 10-K
                                  of AEGCo for the fiscal year ended December 31, 1993,
                                  File No. 0-18135, Exhibits 10(c)(1)(B), 10(c)(2)(B),
                                  10(c)(3)(B), 10(c)(4)(B), 10(c)(5)(B) and 10(c)(6)(B)].
             *13            --    Copy of those portions of the AEGCo 1994 Annual Report
                                  (for the fiscal year ended December 31, 1994) which are
                                  incorporated by reference in this filing.
             *24            --    Power of Attorney.
             *27            --    Financial Data Schedules.

            AEP++
               3(a)         --    Copy of Restated Certificate of Incorporation of AEP,
                                  dated April 26, 1978 [Registration Statement No. 2-
                                  62778, Exhibit 2(a)].
               3(b)(1)      --    Copy of Certificate of Amendment of the Restated
                                  Certificate of Incorporation of AEP, dated April 23,
                                  1980 [Registration Statement No. 33-1052, Exhibit 4(b)].
               3(b)(2)      --    Copy of Certificate of Amendment of the Restated
                                  Certificate of Incorporation of AEP, dated April 28,
                                  1982 [Registration Statement No. 33-1052, Exhibit 4(c)].
               3(b)(3)      --    Copy of Certificate of Amendment of the Restated
                                  Certificate of Incorporation of AEP, dated April 25,
                                  1984 [Registration Statement No. 33-1052, Exhibit 4(d)].
               3(b)(4)      --    Copy of Certificate of Change of the Restated
                                  Certificate of Incorporation of AEP, dated July 5, 1984
                                  [Registration Statement No. 33-1052, Exhibit 4(e)].
               3(b)(5)      --    Copy of Certificate of Amendment of the Restated
                                  Certificate of Incorporation of AEP, dated April 27,
                                  1988 [Registration Statement No. 33-1052, Exhibit 4(f)].
               3(c)         --    Composite copy of the Restated Certificate of
                                  Incorporation of AEP, as amended [Registration Statement
                                  No. 33-1052, Exhibit 4(g)].
               3(d)         --    Copy of By-Laws of AEP, as amended through July 26, 1989
                                  [Annual Report on Form 10-K of AEP for the fiscal year
                                  ended December 31, 1989, File No. 1-3525, Exhibit 3(d)].
              10(a)         --    Interconnection Agreement, dated July 6, 1951, among
                                  APCo, CSPCo, KEPCo, OPCo and I&M and with the Service
                                  Corporation, as amended [Registration Statement No. 2-
                                  52910, Exhibit 5(a); Registration Statement No. 2-61009,
                                  Exhibit 5(b); and Annual Report on Form 10-K of AEP for
                                  the fiscal year ended December 31, 1990, File No. 1-
                                  3525, Exhibit 10(a)(3)].
              10(b)         --    Copy of Transmission Agreement, dated April 1, 1984,
                                  among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service
                                  Corporation as agent, as amended [Annual Report on Form
                                  10-K of AEP for the fiscal year ended December 31, 1985,
                                  File No. 1-3525, Exhibit 10(b); and Annual Report on
                                  Form 10-K of AEP for the fiscal year ended December 31,
                                  1988, File No. 1-3525, Exhibit 10(b)(2)].
             +10(c)(1)      --    AEP Deferred Compensation Agreement for certain
                                  executive officers [Annual Report on Form 10-K of AEP
                                  for the fiscal year ended December 31, 1985, File No. 1-
                                  3525, Exhibit 10(e)].
             +10(c)(2)      --    Amendment to AEP Deferred Compensation Agreement for
                                  certain executive officers [Annual Report on Form 10-K
                                  of AEP for the fiscal year ended December 31, 1986, File
                                  No. 1-3525, Exhibit 10(d)(2)].
             +10(d)         --    AEP Deferred Compensation Agreement for directors, as
                                  amended, effective October 24, 1984 [Annual Report on
                                  Form 10-K of AEP for the fiscal year ended December 31,
                                  1984, File No. 1-3525, Exhibit 10(e)].
             +10(e)         --    AEP Accident Coverage Insurance Plan for directors
                                  [Annual Report on Form 10-K of AEP for the fiscal year
                                  ended December 31, 1985, File No. 1-3525, Exhibit
                                  10(g)].
             +10(f)         --    AEP Retirement Plan for directors [Annual Report on Form
                                  10-K of AEP for the fiscal year ended December 31, 1986,
                                  File No. 1-3525, Exhibit 10(g)].
             +10(g)(1)(A)   --    Excess Benefits Plan [Annual Report on Form 10-K of AEP
                                  for the fiscal year ended December 31, 1993, File No. 1-
                                  3525, Exhibit 10(g)(1)(A)].
             +10(g)(1)(B)   --    Guaranty by AEP of the Service Corporation Excess
                                  Benefits Plan [Annual Report on Form 10-K of AEP for the
                                  fiscal year ended December 31, 1990, File No. 1-3525,
                                  Exhibit 10(h)(1)(B)].
             +10(g)(2)      --    AEP System Supplemental Savings Plan (Non-Qualified)
                                  [Annual Report on Form 10-K of AEP for the fiscal year
                                  ended December 31, 1993, File No. 1-3525, Exhibit
                                  10(g)(2)].
             +10(g)(3)      --    Service Corporation Umbrella Trust  for Executives
                                  [Annual Report on Form 10-K of AEP for the fiscal year
                                  ended December 31, 1993, File No. 1-3525, Exhibit
                                  10(g)(3)].
             +10(h)(1)      --    Employment Agreement between E. Linn Draper, Jr. and AEP
                                  and the Service Corporation [Annual Report on Form 10-K
                                  of AEGCo for the fiscal year ended December 31, 1991,
                                  File No. 0-18135, Exhibit 10(g)(3)].
            *+10(i)(1)      --    AEP Management Incentive Compensation Plan.
            *+10(i)(2)      --    American Electric Power System Performance Share
                                  Incentive Plan, as Amended and Restated through January
                                  1, 1995.
              10(j)         --    Copy of Lease Agreements, dated as of December 1, 1989,
                                  between AEGCo or I&M and Wilmington Trust Company, as
                                  amended [Registration Statement No. 33-32752, Exhibits
                                  28(c)(1)(C), 28(c)(2)(C), 28(c)(3)(C), 28(c)(4)(C),
                                  28(c)(5)(C) and 28(c)(6)(C); Registration Statement No.
                                  33-32753, Exhibits 28(a)(1)(C), 28(a)(2)(C),
                                  28(a)(3)(C), 28(a)(4)(C), 28(a)(5)(C) and 28(a)(6)(C);
                                  and Annual Report on Form 10-K of AEGCo for the fiscal
                                  year ended December 31, 1993, File No. 0-18135, Exhibits
                                  10(c)(1)(B), 10(c)(2)(B), 10(c)(3)(B), 10(c)(4)(B),
                                  10(c)(5)(B) and 10(c)(6)(B); Annual Report on Form 10-K
                                  of I&M for the fiscal year ended December 31, 1993, File
                                  No. 1-3570, Exhibits 10(e)(1)(B), 10(e)(2)(B),
                                  10(e)(3)(B), 10(e)(4)(B), 10(e)(5)(B) and 10(e)(6)(B)].
              10(k)(1)      --    Copy of Agreement for Lease, dated as of September 17,
                                  1992, between JMG Funding, Limited Partnership and OPCo
                                  [Annual Report on Form 10-K of OPCo for the fiscal year
                                  ended December 31, 1992, File No. 1-6543, Exhibit
                                  10(l)].
              10(k)(2)      --    Lease Agreement between Ohio Power Company and JMG
                                  Funding, Limited, dated January 20, 1995 [Annual Report
                                  on Form 10-K of OPCo for the fiscal year ended December
                                  31, 1994, File No. 1-6543, Exhibit 10(l)(2)].
              10(l)         --    Interim Allowance Agreement, dated July 28, 1994, among
                                  APCo, CSPCo, I&M, KEPCo, OPCo and the Service
                                  Corporation [Annual Report on Form 10-K of APCo for the
                                  fiscal year ended December 31, 1994, File No. 1-3457,
                                  Exhibit 10(d)].
             *13            --    Copy of those portions of the AEP 1994 Annual Report
                                  (for the fiscal year ended December 31, 1994) which are
                                  incorporated by reference in this filing.
             *21            --    List of subsidiaries of AEP.
             *23            --    Consent of Deloitte & Touche LLP.
             *24            --    Power of Attorney.
             *27            --    Financial Data Schedules.

            APCO++
               3(a)         --    Copy of Restated Articles of Incorporation of APCo, and
                                  amendments thereto to November 4, 1993 [Registration
                                  Statement No. 33-50163, Exhibit 4(a); Registration
                                  Statement No. 33-53805, Exhibits 4(b) and 4(c)].
              *3(b)         --    Copy of Articles of Amendment to the Restated Articles
                                  of Incorporation of APCo, dated June 6, 1994.
              *3(c)         --    Composite copy of the Restated Articles of Incorporation
                                  of APCo, as amended.
               3(d)         --    Copy of By-Laws of APCo [Annual Report on Form 10-K of
                                  APCo for the fiscal year ended December 31, 1990, File
                                  No. 1-3457 Exhibit 3(d)].
               4(a)         --    Copy of Mortgage and Deed of Trust, dated as of December
                                  1, 1940, between APCo and Bankers Trust Company and R.
                                  Gregory Page, as Trustees, as amended and supplemented
                                  [Registration Statement No. 2-7289, Exhibit 7(b);
                                  Registration Statement No. 2-19884, Exhibit 2(1);
                                  Registration Statement No. 2-24453, Exhibit 2(n);
                                  Registration Statement No. 2-60015, Exhibits 2(b)(2),
                                  2(b)(3), 2(b)(4), 2(b)(5), 2(b)(6), 2(b)(7), 2(b)(8),
                                  2(b)(9), 2(b)(10), 2(b)(12), 2(b)(14), 2(b)(15),
                                  2(b)(16), 2(b)(17), 2(b)(18), 2(b)(19), 2(b)(20),
                                  2(b)(21), 2(b)(22), 2(b)(23), 2(b)(24), 2(b)(25),
                                  2(b)(26), 2(b)(27) and 2(b)(28); Registration Statement
                                  No. 2-64102, Exhibit 2(b)(29); Registration Statement
                                  No. 2-66457, Exhibits (2)(b)(30) and 2(b)(31);
                                  Registration Statement No. 2-69217, Exhibit 2(b)(32);
                                  Registration Statement No. 2-86237, Exhibit 4(b);
                                  Registration Statement No. 33-11723, Exhibit 4(b);
                                  Registration Statement No. 33-17003, Exhibit 4(a)(ii),
                                  Registration Statement No. 33-30964, Exhibit 4(b);
                                  Registration Statement No. 33-40720, Exhibit 4(b);
                                  Registration Statement No. 33-45219, Exhibit 4(b);
                                  Registration Statement No. 33-46128, Exhibits 4(b) and
                                  4(c); Registration Statement No. 33-53410, Exhibit 4(b);
                                  Registration Statement No. 33-59834, Exhibit 4(b);
                                  Registration Statement No. 33-50229, Exhibits 4(b) and
                                  4(c); Annual Report on Form 10-K of APCo for the fiscal
                                  year ending December 31, 1993, File No. 1-3457, Exhibit
                                  4(b)].
              *4(b)         --    Copy of Indentures Supplemental, dated August 15, 1994,
                                  October 1, 1994 and March 1, 1995, to Mortgage and Deed
                                  of Trust.
              10(a)(1)      --    Copy of Power Agreement, dated October 15, 1952, between
                                  OVEC and United States of America, acting by and through
                                  the United States Atomic Energy Commission, and,
                                  subsequent to January 18, 1975, the Administrator of the
                                  Energy Research and Development Administration, as
                                  amended [Registration Statement No. 2-60015, Exhibit
                                  5(a); Registration Statement No. 2-63234, Exhibit
                                  5(a)(1)(B); Registration Statement No. 2-66301, Exhibit
                                  5(a)(1)(C); Registration Statement No. 2-67728, Exhibit
                                  5(a)(1)(D); Annual Report on Form 10-K of APCo for the
                                  fiscal year ended December 31, 1989, File No. 1-3457,
                                  Exhibit 10(a)(1)(F); and Annual Report on Form 10-K of
                                  APCo for the fiscal year ended December 31, 1992, File
                                  No. 1-3457, Exhibit 10(a)(1)(B)].
              10(a)(2)      --    Copy of Inter-Company Power Agreement, dated as of July
                                  10, 1953, among OVEC and the Sponsoring Companies, as
                                  amended [Registration Statement No. 2-60015, Exhibit
                                  5(c); Registration Statement No. 2-67728, Exhibit
                                  5(a)(3)(B); and Annual Report on Form 10-K of APCo for
                                  the fiscal year ended December 31, 1992, File No. 1-
                                  3457, Exhibit 10(a)(2)(B)].
              10(a)(3)      --    Copy of Power Agreement, dated July 10, 1953, between
                                  OVEC and Indiana-Kentucky Electric Corporation, as
                                  amended [Registration Statement No. 2-60015, Exhibit
                                  5(e)].
              10(b)         --    Copy of Interconnection Agreement, dated July 6, 1951,
                                  among APCo, CSPCo, KEPCo, OPCo and I&M and with the
                                  Service Corporation, as amended [Registration Statement
                                  No. 2-52910, Exhibit 5(a); Registration Statement No. 2-
                                  61009, Exhibit 5(b); Annual Report on Form 10-K of AEP
                                  for the fiscal year ended December 31, 1990, File No. 1-
                                  3525, Exhibit 10(a)(3)].
              10(c)         --    Copy of Transmission Agreement, dated April 1, 1984,
                                  among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service
                                  Corporation as agent, as amended [Annual Report on Form
                                  10-K of AEP for the fiscal year ended December 31, 1985,
                                  File No. 1-3525, Exhibit 10(b); Annual Report on Form
                                  10-K of AEP for the fiscal year ended December 31, 1988,
                                  File No. 1-3525, Exhibit 10(b)(2)].
             *10(d)         --    Copy of AEP System Interim Allowance Agreement, dated
                                  July 28, 1994, among APCo, CSPCo, I&M, KEPCo, OPCo and
                                  the Service Corporation.
             +10(e)(1)      --    AEP Deferred Compensation Agreement for certain
                                  executive officers [Annual Report on Form 10-K of AEP
                                  for the fiscal year ended December 31, 1985, File No. 1-
                                  3525, Exhibit 10(e)].
             +10(e)(2)      --    Amendment to AEP Deferred Compensation Agreement for
                                  certain executive officers [Annual Report on Form 10-K
                                  of AEP for the fiscal year ended December 31, 1986, File
                                  No. 1-3525, Exhibit 10(d)(2)].
             +10(f)(1)      --    Management Incentive Compensation Plan [Annual Report on
                                  Form 10-K of AEP for the fiscal year ended December 31,
                                  1994, File No. 1-3525, Exhibit 10(i)(1)].
             +10(f)(2)      --    American Electric Power System Performance Share
                                  Incentive Plan [Annual Report on Form 10-K of AEP for
                                  the fiscal year ended December 31, 1994, File No. 1-
                                  3525, Exhibit 10(i)(2)].
             +10(g)(1)      --    Excess Benefits Plan [Annual Report on Form 10-K of AEP
                                  for the fiscal year ended December 31, 1993, File No. 1-
                                  3525, Exhibit 10(g)(1)(A)].
             +10(g)(2)      --    AEP System Supplemental Savings Plan (Non-Qualified)
                                  [Annual Report on Form 10-K of AEP for the fiscal year
                                  ended December 31, 1993, File No. 1-3525, Exhibit
                                  10(g)(2)].
             +10(g)(3)      --    Umbrella Trust  for Executives [Annual Report on Form
                                  10-K of AEP for the fiscal year ended December 31, 1993,
                                  File No. 1-3525, Exhibit 10(g)(3)].
             +10(h)(1)      --    Employment Agreement between E. Linn Draper, Jr. and AEP
                                  and the Service Corporation [Annual Report on Form 10-K
                                  of AEGCo for the fiscal year ended December 31, 1991,
                                  File No. 0-18135, Exhibit 10(g)(3)].
             *12            --    Statement re: Computation of Ratios.
             *13            --    Copy of those portions of the APCo 1994 Annual Report
                                  (for the fiscal year ended December 31, 1994) which are
                                  incorporated by reference in this filing.
              21            --    List of subsidiaries of APCo [Annual Report on Form 10-K
                                  of AEP for the fiscal year ended December 31, 1994, File
                                  No. 1-3525, Exhibit 21].
             *23            --    Consent of Deloitte & Touche LLP.
             *24            --    Power of Attorney.
             *27            --    Financial Data Schedules.

            CSPCO++
               3(a)         --    Copy of Amended Articles of Incorporation of CSPCo, as
                                  amended to March 6, 1992 [Registration Statement No. 33-
                                  53377, Exhibit 4(a)].
              *3(b)         --    Copy of Certificate of Amendment to Amended Articles of
                                  Incorporation of CSPCo, dated May 19, 1994.
              *3(c)         --    Composite copy of Amended Articles of Incorporation of
                                  CSPCo, as amended.
               3(d)         --    Copy of Code of Regulations and By-Laws of CSPCo [Annual
                                  Report on Form 10-K of CSPCo for the fiscal year ended
                                  December 31, 1987, File No. 1-2680, Exhibit 3(d)].
               4(a)         --    Copy of Indenture of Mortgage and Deed of Trust, dated
                                  September 1, 1940, between CSPCo and City Bank Farmers
                                  Trust Company (now Citibank, N.A.), as trustee, as
                                  supplemented and amended [Registration Statement No. 2-
                                  59411, Exhibits 2(B) and 2(C); Registration Statement
                                  No. 2-80535, Exhibit 4(b); Registration Statement No. 2-
                                  87091, Exhibit 4(b); Registration Statement No. 2-93208,
                                  Exhibit 4(b); Registration Statement No. 2-97652,
                                  Exhibit 4(b); Registration Statement No. 33-7081,
                                  Exhibit 4(b); Registration Statement No. 33-12389,
                                  Exhibit 4(b); Registration Statement No. 33-19227,
                                  Exhibits 4(b), 4(e), 4(f), 4(g) and 4(h); Registration
                                  Statement No. 33-35651, Exhibit 4(b); Registration
                                  Statement No. 33-46859, Exhibits 4(b) and 4(c);
                                  Registration Statement No. 33-50316, Exhibits 4(b) and
                                  4(c); Registration Statement No. 33-60336, Exhibits
                                  4(b), 4(c) and 4(d); Registration Statement No. 33-
                                  50447, Exhibits 4(b) and 4(c); Annual Report on Form 10-
                                  K of CSPCo for the fiscal year ended December 31, 1993,
                                  File No. 1-2680, Exhibit 4(b)].
              10(a)(1)      --    Copy of Power Agreement, dated October 15, 1952, between
                                  OVEC and United States of America, acting by and through
                                  the United States Atomic Energy Commission, and,
                                  subsequent to January 18, 1975, the Administrator of the
                                  Energy Research and Development Administration, as
                                  amended [Registration Statement No. 2-60015, Exhibit
                                  5(a); Registration Statement No. 2-63234, Exhibit
                                  5(a)(1)(B); Registration Statement No. 2-66301, Exhibit
                                  5(a)(1)(C); Registration Statement No. 2-67728, Exhibit
                                  5(a)(1)(B); Annual Report on Form 10-K of APCo for the
                                  fiscal year ended December 31, 1989, File No. 1-3457,
                                  Exhibit 10(a)(1)(F); and Annual Report on Form 10-K of
                                  APCo for the fiscal year ended December 31, 1992, File
                                  No. 1-3457, Exhibit 10(a)(1)(B)].
              10(a)(2)      --    Copy of Inter-Company Power Agreement, dated July 10,
                                  1953, among OVEC and the Sponsoring Companies, as
                                  amended [Registration Statement No. 2-60015, Exhibit
                                  5(c); Registration Statement No. 2-67728, Exhibit
                                  5(a)(3)(B); and Annual Report on Form 10-K of APCo for
                                  the fiscal year ended December 31, 1992, File No. 1-
                                  3457, Exhibit 10(a)(2)(B)].
              10(a)(3)      --    Copy of Power Agreement, dated July 10, 1953, between
                                  OVEC and Indiana-Kentucky Electric Corporation, as
                                  amended [Registration Statement No. 2-60015, Exhibit
                                  5(e)].
              10(b)         --    Copy of Interconnection Agreement, dated July 6, 1951,
                                  among APCo, CSPCo, KEPCo, OPCo and I&M and the Service
                                  Corporation, as amended [Registration Statement No. 2-
                                  52910, Exhibit 5(a); Registration Statement No. 2-61009,
                                  Exhibit 5(b); and Annual Report on Form 10-K of AEP for
                                  the fiscal year ended December 31, 1990, File No. 1-
                                  3525, Exhibit 10(a)(3)].
              10(c)         --    Copy of Transmission Agreement, dated April 1, 1984,
                                  among APCo, CSPCo, I&M, KEPCo, OPCo, and with the
                                  Service Corporation as agent, as amended [Annual Report
                                  on Form 10-K of AEP for the fiscal year ended December
                                  31, 1985, File No. 1-3525, Exhibit 10(b); and Annual
                                  Report on Form 10-K of AEP for the fiscal year ended
                                  December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
              10(d)         --    Copy of Interim Allowance Agreement [Annual Report on
                                  Form 10-K of APCo for the fiscal year ended December 31,
                                  1994, File No. 1-3457, Exhibit 10(d)].
             *12            --    Statement re: Computation of Ratios.
             *13            --    Copy of those portions of the CSPCo 1994 Annual Report
                                  (for the fiscal year ended December  31, 1994) which are
                                  incorporated by reference in this filing.
              21            --    List of subsidiaries of CSPCo [Annual Report on Form 10-
                                  K of AEP for the fiscal year ended  December 31, 1994,
                                  File No. 1-3525, Exhibit 21].
             *23            --    Consent of Deloitte & Touche LLP.
             *24            --    Power of Attorney.
             *27            --    Financial Data Schedules.

            I&M++
               3(a)         --    Copy of the Amended Articles of Acceptance of I&M and
                                  amendments thereto [Annual Report on Form 10-K of I&M
                                  for fiscal year ended December 31, 1993, File No. 1-
                                  3570, Exhibit 3(a)].
               3(b)         --    Composite Copy of the Amended Articles of Acceptance of
                                  I&M, as amended [Annual Report on Form 10-K of I&M for
                                  fiscal year ended December 31, 1993, File No. 1-3570,
                                  Exhibit 3(b)].
               3(c)         --    Copy of the By-Laws of I&M [Annual Report on Form 10-K
                                  of I&M for the fiscal year ended December 31, 1990, File
                                  No 1-3570, Exhibit 3(d)].
               4(a)         --    Copy of Mortgage and Deed of Trust, dated as of June 1,
                                  1939, between I&M and Irving Trust Company (now The Bank
                                  of New York) and various individuals, as Trustees, as
                                  amended and supplemented [Registration Statement No. 2-
                                  7597, Exhibit 7(a); Registration Statement No. 2-60665,
                                  Exhibits 2(c)(2), 2(c)(3), 2(c)(4), 2(c)(5), 2(c)(6),
                                  2(c)(7), 2(c)(8), 2(c)(9), 2(c)(10), 2(c)(11), 2(c)(12),
                                  2(c)(13), 2(c)(14), 2(c)(15), (2)(c)(16), and 2(c)(17);
                                  Registration Statement No. 2-63234, Exhibit 2(b)(18);
                                  Registration Statement No. 2-65389, Exhibit 2(a)(19);
                                  Registration Statement No. 2-67728, Exhibit 2(b)(20);
                                  Registration Statement No. 2-85016, Exhibit 4(b);
                                  Registration Statement No. 33-5728, Exhibit 4(c);
                                  Registration Statement No. 33-9280, Exhibit 4(b);
                                  Registration Statement No. 33-11230, Exhibit 4(b);
                                  Registration Statement No. 33-19620, Exhibits 4(a)(ii),
                                  4(a)(iii), 4(a)(iv) and 4(a)(v); Registration Statement
                                  No. 33-46851, Exhibits 4(b)(i), 4(b)(ii) and 4(b)(iii);
                                  Registration Statement No. 33-54480, Exhibits 4(b)(i)
                                  and 4(b)(ii); Registration Statement No. 33-60886,
                                  Exhibit 4(b)(i); Registration Statement No. 33-50521,
                                  Exhibits 4(b)(i), 4(b)(ii) and 4(b)(iii); Annual Report
                                  on Form 10-K of I&M for fiscal year ended December 31,
                                  1993, File No. 1-3570, Exhibit 4(b)].
              *4(b)         --    Copy of Indenture Supplemental dated May 1, 1994 to
                                  Mortgage and Deed of Trust.
              10(a)(1)      --    Copy of Power Agreement, dated October 15, 1952, between
                                  OVEC and United States of America, acting by and through
                                  the United States Atomic Energy Commission, and,
                                  subsequent to January 18, 1975, the Administrator of the
                                  Energy Research and Development Administration, as
                                  amended [Registration Statement No. 2-60015, Exhibit
                                  5(a); Registration Statement No. 2-63234, Exhibit
                                  5(a)(1)(B); Registration Statement No. 2-66301, Exhibit
                                  5(a)(1)(C); Registration Statement No. 2-67728, Exhibit
                                  5(a)(1)(D); Annual Report on Form 10-K of APCo for the
                                  fiscal year ended December 31, 1989, File No. 1-3457,
                                  Exhibit 10(a)(1)(F); and Annual Report on Form 10-K of
                                  APCo for the fiscal year ended December 31, 1992, File
                                  No. 1-3457, Exhibit 10(a)(1)(B)].
              10(a)(2)      --    Copy of Inter-Company Power Agreement, dated as of July
                                  10, 1953, among OVEC and the Sponsoring Companies, as
                                  amended [Registration Statement No. 2-60015, Exhibit
                                  5(c); Registration Statement No. 2-67728, Exhibit
                                  5(a)(3)(B); Annual Report on Form 10-K of APCo for the
                                  fiscal year ended December 31, 1992, File No. 1-3457,
                                  Exhibit 10(a)(2)(B)].
              10(a)(3)      --    Copy of Power Agreement, dated July 10, 1953, between
                                  OVEC and Indiana-Kentucky Electric Corporation, as
                                  amended [Registration Statement No. 2-60015, Exhibit
                                  5(e)].
              10(b)         --    Copy of Interconnection Agreement, dated July 6, 1951,
                                  between APCo, CSPCo, KEPCo, I&M, and OPCo and with the
                                  Service Corporation, as amended [Registration Statement
                                  No. 2-52910, Exhibit 5(a); Registration Statement No. 2-
                                  61009, Exhibit 5(b); and Annual Report on Form 10-K of
                                  AEP for the fiscal year ended December 31, 1990, File
                                  No. 1-3525, Exhibit 10(a)(3)].
              10(c)         --    Copy of Transmission Agreement, dated April 1, 1984,
                                  among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service
                                  Corporation as agent, as amended [Annual Report on Form
                                  10-K of AEP for the fiscal year ended December 31, 1985,
                                  File No. 1-3525, Exhibit 10(b); and Annual Report on
                                  Form 10-K of AEP for the fiscal year ended December 31,
                                  1988, File No. 1-3525, Exhibit 10(b)(2)].
              10(d)         --    Copy of Interim Allowance Agreement [Annual Report on
                                  Form 10-K of APCo for the fiscal year ended December 31,
                                  1994, File No. 1-3457, Exhibit 10(d)].
              10(e)         --    Copy of Nuclear Material Lease Agreement, dated as of
                                  December 1, 1990, between I&M and DCC Fuel Corporation
                                  [Annual Report on Form 10-K of I&M for the fiscal year
                                  ended December 31, 1993, File No. 1-3570, Exhibit
                                  10(d)].
              10(f)         --    Copy of Lease Agreements, dated as of December 1, 1989,
                                  between I&M and Wilmington Trust Company, as amended
                                  [Registration Statement No. 33-32753, Exhibits
                                  28(a)(1)(C), 28(a)(2)(C), 28(a)(3)(C), 28(a)(4)(C),
                                  28(a)(5)(C) and 28(a)(6)(C); Annual Report on Form 10-K
                                  of I&M for the fiscal year ended December 31, 1993, File
                                  No. 1-3570, Exhibits 10(e)(1)(B), 10(e)(2)(B),
                                  10(e)(3)(B), 10(e)(4)(B), 10(e)(5)(B) and 10(e)(6)(B)].
             *12            --    Statement re: Computation of Ratios
             *13            --    Copy of those portions of the I&M 1994 Annual Report
                                  (for the fiscal year ended December 31, 1994) which are
                                  incorporated by reference in this filing.
              21            --    List of subsidiaries of I&M [Annual Report on Form 10-K
                                  of AEP for the fiscal year ended December 31, 1994, File
                                  No. 1-3525, Exhibit 21].
             *23            --    Consent of Deloitte & Touche LLP.
             *24            --    Power of Attorney.
             *27            --    Financial Data Schedules.

            KEPCO
               3(a)         --    Copy of Restated Articles of Incorporation of KEPCo
                                  [Annual Report on Form 10-K of KEPCo for the fiscal year
                                  ended December 31, 1991, File No. 1-6858, Exhibit 3(a)].
              *3(b)         --    Copy of By-Laws of KEPCo.
               4(a)         --    Copy of Mortgage and Deed of Trust, dated May 1, 1949,
                                  between KEPCo and Bankers Trust Company, as supplemented
                                  and amended [Registration Statement No. 2-65820,
                                  Exhibits 2(b)(1), 2(b)(2), 2(b)(3), 2(b)(4), 2(b)(5),
                                  and  2(b)(6); Registration Statement No. 33-39394,
                                  Exhibits 4(b) and 4(c); Registration Statement No. 33-
                                  53226, Exhibits 4(b) and 4(c); Registration Statement
                                  No. 33-61808, Exhibits 4(b) and 4(c), Registration
                                  Statement No. 33-53007, Exhibits 4(b), 4(c) and 4(d)].
              10(a)         --    Copy of Interconnection Agreement, dated July 6, 1951,
                                  among APCo, CSPCo, KEPCo, I&M and OPCo and with the
                                  Service Corporation, as amended [Registration Statement
                                  No. 2-52910, Exhibit 5(a); Registration Statement No. 2-
                                  61009, Exhibit 5(b); and Annual Report on Form 10-K of
                                  AEP for the fiscal year ended December 31, 1990, File
                                  No. 1-3525, Exhibit 10(a)(3)].
              10(b)         --    Copy of Transmission Agreement, dated April 1, 1984,
                                  among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service
                                  Corporation as agent, as amended [Annual Report on Form
                                  10-K of AEP for the fiscal year ended December 31, 1985,
                                  File No. 1-3525, Exhibit 10(b); and Annual Report on
                                  Form 10-K of AEP for the fiscal year ended December 31,
                                  1988, File No. 1-3525, Exhibit 10(b)(2)].
              10(c)         --    Copy of Interim Allowance Agreement [Annual Report on
                                  Form 10-K of APCo for the fiscal year ended December 31,
                                  1994, File No. 1-3457, Exhibit 10(d)].
             *12            --    Statement re: Computation of Ratios.
             *13            --    Copy those portions of the KEPCo 1994 Annual Report (for
                                  the fiscal year ended December 31, 1994) which are
                                  incorporated by reference in this filing.
             *23            --    Consent of Deloitte & Touche LLP.
             *24            --    Power of Attorney.
             *27            --    Financial Data Schedules.

            OPCO++
              3(a)          --    Copy of Amended Articles of Incorporation of OPCo, and
                                  amendments thereto to December 31, 1993 [Registration
                                  Statement No. 33-50139, Exhibit 4(a); Annual Report on
                                  Form 10-K of OPCo for the fiscal year ended December 31,
                                  1993, File No. 1-6543, Exhibit 3(b)].
              *3(b)         --    Certificate of Amendment to Amended Articles of
                                  Incorporation of OPCo, dated May 3, 1994.
              *3(c)         --    Composite copy of the Amended Articles of Incorporation
                                  of OPCo, as amended.
               3(d)         --    Copy of Code of Regulations of OPCo [Annual Report on
                                  Form 10-K of OPCo for the fiscal year ended December 31,
                                  1990, File No. 1-6543, Exhibit 3(d)].
               4(a)         --    Copy of Mortgage and Deed of Trust, dated as of October
                                  1, 1938, between OPCo and Manufacturers Hanover Trust
                                  Company (now Chemical Bank), as Trustee, as amended and
                                  supplemented [Registration Statement No. 2-3828, Exhibit
                                  B-4; Registration Statement No. 2-60721, Exhibits
                                  2(c)(2), 2(c)(3), 2(c)(4), 2(c)(5), 2(c)(6), 2(c)(7),
                                  2(c)(8), 2(c)(9), 2(c)(10), 2(c)(11), 2(c)(12),
                                  2(c)(13), 2(c)(14), 2(c)(15), 2(c)(16), 2(c)(17),
                                  2(c)(18), 2(c)(19), 2(c)(20), 2(c)(21), 2(c)(22),
                                  2(c)(23), 2(c)(24), 2(c)(25), 2(c)(26), 2(c)(27),
                                  2(c)(28), 2(c)(29), 2(c)(30), and 2(c)(31); Registration
                                  Statement No. 2-83591, Exhibit 4(b); Registration
                                  Statement No. 33-21208, Exhibits 4(a)(ii), 4(a)(iii) and
                                  4(a)(vi); Registration Statement No. 33-31069, Exhibit
                                  4(a)(ii); Registration Statement No. 33-44995, Exhibit
                                  4(a)(ii); Registration Statement No. 33-59006, Exhibits
                                  4(a)(ii), 4(a)(iii) and 4(a)(iv); Registration Statement
                                  No. 33-50373, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(iv);
                                  Annual Report on Form 10-K of OPCo for the fiscal year
                                  ended December 31, 1993, File No. 1-6543, Exhibit 4(b)].
              10(a)(1)      --    Copy of Power Agreement, dated October 15, 1952, between
                                  OVEC and United States of America, acting by and through
                                  the United States Atomic Energy Commission, and,
                                  subsequent to January 18, 1975, the Administrator of the
                                  Energy Research and Development Administration, as
                                  amended [Registration Statement No. 2-60015, Exhibit
                                  5(a); Registration Statement No. 2-63234, Exhibit
                                  5(a)(1)(B); Registration Statement No. 2-66301, Exhibit
                                  5(a)(1)(C); Registration Statement No. 2-67728, Exhibit
                                  5(a)(1)(D); Annual Report on Form 10-K of APCo for the
                                  fiscal year ended December 31, 1989, File No. 1-3457,
                                  Exhibit 10(a)(1)(F); Annual Report on Form 10-K of APCo
                                  for the fiscal year ended December 31, 1992, File No. 1-
                                  3457, Exhibit 10(a)(1)(B)].
              10(a)(2)      --    Copy of Inter-Company Power Agreement, dated July 10,
                                  1953, among OVEC and the Sponsoring Companies, as
                                  amended [Registration Statement No. 2-60015, Exhibit
                                  5(c); Registration Statement No. 2-67728, Exhibit
                                  5(a)(3)(B); Annual Report on Form 10-K of APCo  for the
                                  fiscal year ended December 31, 1992, File No. 1-3457,
                                  Exhibit 10(a)(2)(B)].
              10(a)(3)      --    Copy of Power Agreement, dated July 10, 1953, between
                                  OVEC and Indiana-Kentucky Electric Corporation, as
                                  amended [Registration Statement No. 2-60015, Exhibit
                                  5(e)].
              10(b)         --    Copy of Interconnection Agreement, dated July 6, 1951,
                                  between APCo, CSPCo, KEPCo, I&M and OPCo and with the
                                  Service Corporation, as amended [Registration Statement
                                  No. 2-52910, Exhibit 5(a); Registration Statement No. 2-
                                  61009, Exhibit 5(b); Annual Report on Form 10-K of AEP
                                  for the fiscal year ended December 31, 1990, File 1-
                                  3525, Exhibit 10(a)(3)].
              10(c)         --    Copy of Transmission Agreement, dated April 1, 1984,
                                  among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service
                                  Corporation as agent [Annual Report on Form 10-K of AEP
                                  for the fiscal year ended December 31, 1985, File No. 1-
                                  3525, Exhibit 10(b); Annual Report on Form 10-K of AEP
                                  for the fiscal year ended December 31, 1988, File No. 1-
                                  3525, Exhibit 10(b)(2)].
              10(d)         --    Copy of Interim Allowance Agreement [Annual Report on
                                  Form 10-K of APCo for the fiscal year ended December 31,
                                  1994, File No. 1-3457, Exhibit 10(d)].
              10(e)         --    Copy of Agreement, dated June 18, 1968, between OPCo and
                                  Kaiser Aluminum & Chemical Corporation (now known as
                                  Ravenswood Aluminum Corporation) and First Supplemental
                                  Agreement thereto [Registration Statement No. 2-31625,
                                  Exhibit 4(c); Annual Report on Form 10-K of OPCo for the
                                  fiscal year ended December 31, 1986, File No. 1-6543,
                                  Exhibit 10(d)(2)].
              10(f)         --    Copy of Power Agreement, dated November 16, 1966,
                                  between OPCo and Ormet Generating Corporation and First
                                  Supplemental Agreement thereto [Annual Report on Form
                                  10-K of OPCo for the fiscal year ended December 31,
                                  1993, File No. 1-6543, Exhibit 10(e)].
              10(g)         --    Copy of Amendment No. 1, dated October 1, 1973, to
                                  Station Agreement dated January 1, 1968, among OPCo,
                                  Buckeye and Cardinal Operating Company, and amendments
                                  thereto [Annual Report on Form 10-K of OPCo for the
                                  fiscal year ended December 31, 1993, File No. 1-6543,
                                  Exhibit 10(f)].
             +10(h)(1)      --    AEP Deferred Compensation Agreement for certain
                                  executive officers [Annual Report on Form 10-K of AEP
                                  for the fiscal year ended December 31, 1985, File No. 1-
                                  3525, Exhibit 10(e)].
             +10(h)(2)      --    Amendment to AEP Deferred Compensation Agreement for
                                  certain executive officers [Annual Report on Form 10-K
                                  of AEP for the fiscal year ended December 31, 1986, File
                                  No. 1-3525, Exhibit 10(d)(2)].
             +10(i)(1)      --    Management Incentive Compensation Plan [Annual Report on
                                  Form 10-K of AEP for the fiscal year ended December 31,
                                  1994, File No. 1-3525, Exhibit 10(i)(1)].
             +10(i)(2)      --    American Electric Power System Performance Share
                                  Incentive Plan, as Amended and Restated through January
                                  1, 1995 [Annual Report on Form 10-K of AEP for the
                                  fiscal year ended December 31, 1994, File No. 1-3525,
                                  Exhibit 10(i)(2)].
             +10(j)(1)      --    Excess Benefits Plan [Annual Report on Form 10-K of AEP
                                  for the fiscal year ended December 31, 1993, File No. 1-
                                  3525, Exhibit 10(g)(1)(A)].
             +10(j)(2)      --    AEP System Supplemental Savings Plan (Non-Qualified)
                                  [Annual Report on Form 10-K of AEP for the fiscal year
                                  ended December 31, 1993, File No. 1-3525, Exhibit
                                  10(g)(2)].
             +10(j)(3)      --    Umbrella Trust  for Executives [Annual Report on Form
                                  10-K of AEP for the fiscal year ended December 31, 1993,
                                  File No. 1-3525, Exhibit 10(g)(3)].
             +10(k)(1)      --    Employment Agreement between E. Linn Draper, Jr. and AEP
                                  and the Service Corporation [Annual Report on Form 10-K
                                  of AEGCo for the fiscal year ended December 31, 1991,
                                  File No. 0-18135, Exhibit 10(g)(2)].
              10(l)(1)      --    Agreement for Lease dated as of September 17, 1992
                                  between JMG Funding, Limited Partnership and OPCo
                                  [Annual Report on Form 10-K of OPCo for the fiscal year
                                  ended December 31, 1992, File No. 1-6543, Exhibit
                                  10(l)].
             *10(l)(2)      --    Lease Agreement dated January 20, 1995 between OPCo and
                                  JMG Funding, Limited Partnership, and amendment thereto
                                  (confidential treatment requested).
             *12            --    Statement re: Computation of Ratios.
             *13            --    Copy of those portions of the OPCo 1994 Annual Report
                                  (for the fiscal year ended December 31, 1994) which are
                                  incorporated by reference in this filing.
              21            --    List of subsidiaries of OPCo [Annual Report on Form 10-K
                                  of AEP for the fiscal year ended December 31, 1994, File
                                  No. 1-3525, Exhibit 21].
             *23            --    Consent of Deloitte & Touche LLP.
             *24            --    Power of Attorney.
             *27            --    Financial Data Schedules.

                                          ---------------

          ++Certain instruments defining the rights of holders of long-term debt of the registrants included in the financial statements of registrants filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10% of the total assets of registrants. The registrants hereby agree to furnish a copy of any such omitted instrument to the SEC upon request.