Form 10-K405/A
period 1999-12-31
APPALACHIAN POWER CO
filed 2000-04-13
CIK 6879

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                          ----------------------------
                                    FORM 10-K/A
                                  Amendment No. 1
                          ----------------------------
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to
         ______________

COMMISSION       REGISTRANT; STATE OF INCORPORATION;          I.R.S. EMPLOYER
FILE NUMBER        ADDRESS AND TELEPHONE NUMBER              IDENTIFICATION NO.
-----------      -----------------------------------         ------------------

1-3525           AMERICAN ELECTRIC POWER COMPANY, INC.           13-4922640
                 (A New York Corporation)
                 1 Riverside Plaza
                 Columbus, Ohio  43215
                 Telephone (614) 223-1000

0-18135          AEP GENERATING COMPANY                          31-1033833
                 (An Ohio Corporation)
                 1 Riverside Plaza
                 Columbus, Ohio  43215
                 Telephone (614) 223-1000

1-3457           APPALACHIAN POWER COMPANY                       54-0124790
                 (A Virginia Corporation)
                 40 Franklin Road, S.W.
                 Roanoke, Virginia  24011
                 Telephone (540) 985-2300

1-2680           COLUMBUS SOUTHERN POWER COMPANY                 31-4154203
                 (An Ohio Corporation)
                 1 Riverside Plaza
                 Columbus, Ohio  43215
                 Telephone (614) 223-1000

1-3570           INDIANA MICHIGAN POWER COMPANY                  35-0410455
                 (An Indiana Corporation)
                 One Summit Square
                 P. O. Box 60
                 Fort Wayne, Indiana  46801
                 Telephone (219) 425-2111

1-6858           KENTUCKY POWER COMPANY                          61-0247775
                 (A Kentucky Corporation)
                 1701 Central Avenue
                 Ashland, Kentucky  41101
                 Telephone (800) 572-1141

1-6543           OHIO POWER COMPANY                              31-4271000
                 (An Ohio Corporation)
                 301 Cleveland Avenue, S.W.
                 Canton, Ohio  44702
                 Telephone (330) 456-8173

         AEP Generating Company, Columbus Southern Power Company and Kentucky Power Company meet the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) to such Form 10-K.

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                            NAME OF EACH EXCHANGE
    REGISTRANT                              TITLE OF EACH CLASS                              ON WHICH REGISTERED
    ----------                              -------------------                             ---------------------
AEP Generating Company            None

American Electric                 Common Stock,
  Power Company, Inc.                 $6.50 par value..................................  New York Stock Exchange

Appalachian Power                 Cumulative Preferred Stock,
  Company                             Voting, no par value:
                                       4-1/2%..........................................  Philadelphia Stock Exchange

                                  8-1/4% Junior Subordinated Deferrable
                                       Interest Debentures, Series A,
                                       Due 2026........................................  New York Stock Exchange

                                  8% Junior Subordinated Deferrable
                                       Interest Debentures, Series B,
                                       Due 2027........................................  New York Stock Exchange

                                  7.20% Senior Notes, Series A,
                                       Due 2038........................................  New York Stock Exchange

                                  7.30% Senior Notes, Series B,
                                       Due 2038..........................................New York Stock Exchange

Columbus Southern                 8-3/8% Junior Subordinated Deferrable
  Power Company                        Interest Debentures, Series A,
                                       Due 2025........................................  New York Stock Exchange

                                  7.92% Junior Subordinated Deferrable
                                       Interest Debentures, Series B,
                                       Due 2027........................................  New York Stock Exchange

Indiana Michigan                  8% Junior Subordinated Deferrable
  Power Company                        Interest Debentures, Series A,
                                       Due 2026........................................  New York Stock Exchange

                                  7.60% Junior Subordinated Deferrable
                                       Interest Debentures, Series B,
                                       Due 2038..........................................New York Stock Exchange

Kentucky Power                    8.72% Junior Subordinated Deferrable
  Company                              Interest Debentures, Series A,
                                       Due 2025........................................  New York Stock Exchange

Ohio Power Company                8.16% Junior Subordinated Deferrable
                                       Interest Debentures, Series A,
                                       Due 2025........................................  New York Stock Exchange

                                  7.92% Junior Subordinated Deferrable
                                       Interest Debentures, Series B,
                                       Due 2027..........................................New York Stock Exchange

                                  7 3/8% Senior Notes, Series A,
                                       Due 2038........................................  New York Stock Exchange

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X . No.
                                                   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                              ---

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

         REGISTRANT                                TITLE OF EACH CLASS
         ----------                                -------------------
AEP Generating Company                             None

American Electric Power Company, Inc               None

Appalachian Power Company                          None

Columbus Southern Power Company                    None

Indiana Michigan Power Company                     4-1/8% Cumulative Preferred Stock, Non-Voting, $100 par value

Kentucky Power Company                             None

Ohio Power Company                                 4-1/2% Cumulative Preferred Stock, Voting, $100 par value



                                           AGGREGATE MARKET VALUE
                                          OF VOTING AND NON-VOTING      NUMBER OF SHARES
                                             COMMON EQUITY HELD         OF COMMON STOCK
                                            BY NON-AFFILIATES OF         OUTSTANDING OF
                                             THE REGISTRANTS AT        THE REGISTRANTS AT
                                              FEBRUARY 1, 2000          FEBRUARY 1, 2000
                                         -------------------------   ---------------------
AEP Generating Company                             None                     1,000
                                                                     ($1,000 par value)

American Electric Power Company, Inc          $6,538,856,569             194,103,349
                                                                      ($6.50 par value)

Appalachian Power Company                          None                  13,499,500
                                                                       (no par value)

Columbus Southern Power Company                    None                  16,410,426
                                                                       (no par value)

Indiana Michigan Power Company                     None                   1,400,000
                                                                       (no par value)

Kentucky Power Company                             None                   1,009,000
                                                                       ($50 par value)

Ohio Power Company                                 None                  27,952,473
                                                                       (no par value)


          NOTE ON MARKET VALUE OF COMMON EQUITY HELD BY NON-AFFILIATES

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

                       DOCUMENTS INCORPORATED BY REFERENCE


                                                                                           PART OF FORM 10-K
                                                                                          INTO WHICH DOCUMENT
DESCRIPTION                                                                                 IS INCORPORATED
-----------                                                                               -------------------
Portions of Annual Reports of the following companies for the fiscal year                        Part II
ended December 31, 1999:

                  AEP Generating Company
                  American Electric Power Company, Inc.
                  Appalachian Power Company
                  Columbus Southern Power Company
                  Indiana Michigan Power Company
                  Kentucky Power Company
                  Ohio Power Company

Portions of Proxy Statement of American Electric Power Company, Inc. for                         Part III
2000 Annual Meeting of Shareholders, to be filed within 120 days after
December 31, 1999

Portions of Information Statements of the following companies for 2000                           Part III
Annual Meeting of Shareholders, to be filed within 120 days after December 31,
1999

                  Appalachian Power Company
                  Ohio Power Company


                         ------------------------------


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

--------------------------------------------------------------------------------

                         EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 1999, is filed in order to provide those portions of the APCo 1999 Annual Report for the fiscal year ended December 31, 1999 as Exhibit 13. The APCo 1998 Annual Report was inadvertently filed as Exhibit 13 in the original filing.


                            SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                      APPALACHIAN POWER COMPANY

                                      BY:  /S/ A. A. PENA
                                      A. A. Pena, Vice President