Form 10-Q/A
period 2011-06-30
APPALACHIAN POWER CO; COLUMBUS SOUTHERN POWER CO /OH/; INDIANA MICHIGAN POWER CO; OHIO POWER CO; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO
filed 2011-08-10
CIK 6879, 22198, 50172, 73986, 81027, 92487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q/A
Amendment No. 1
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2011
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period from ____ to ____

Commission	Registrant; State of Incorporation;	I.R.S. Employer
File Number	Address and Telephone Number	Identification Nos.

1-3457	APPALACHIAN POWER COMPANY (A Virginia Corporation)	54-0124790
1-2680	COLUMBUS SOUTHERN POWER COMPANY (An Ohio Corporation)	31-4154203
1-3570	INDIANA MICHIGAN POWER COMPANY (An Indiana Corporation)	35-0410455
1-6543	OHIO POWER COMPANY (An Ohio Corporation)	31-4271000
0-343	PUBLIC SERVICE COMPANY OF OKLAHOMA (An Oklahoma Corporation)	73-0410895
1-3146	SOUTHWESTERN ELECTRIC POWER COMPANY (A Delaware Corporation)	72-0323455
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

Indicate by check mark whether Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of shares of common stock outstanding at July 28, 2011

Appalachian Power Company	13,499,500
(no par value)
Columbus Southern Power Company	16,410,426
(no par value)
Indiana Michigan Power Company	1,400,000
(no par value)
Ohio Power Company	27,952,473
(no par value)
Public Service Company of Oklahoma	9,013,000
($15 par value)
Southwestern Electric Power Company	7,536,640
($18 par value)

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Appalachian Power Company (APCo), Columbus Southern Power Company (CSPCo), Indiana Michigan Power Company (I&M), Ohio Power Company (OPCo), Public Service Company of Oklahoma (PSO) and Southwestern Electric Power Company (SWEPCo) Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 2011 (Form 10-Q) is to furnish the APCo, CSPCo, I&M, OPCo, PSO and SWEPCo interactive data files formatted in eXtensible Business Reporting Language (XBRL) on Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

This amendment to the Form 10-Q related to XBRL speaks as of the original filing date of July 29, 2011, and has not been updated to reflect events occurring subsequent to that date.  No other changes have been made to the Form 10-Q.

In accordance with Rule 406T of Regulation S-T, Exhibit 101 shall not be deemed to be “filed” for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (Securities Act), Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities of these sections, and is not part of any registration statement or prospectus, and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing or document.

PART II.    OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description

12 *	Computation of Ratio of Earnings to Fixed Charges.

31(a) *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b) *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a) *	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32(b) *	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial statements and notes thereto from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on July 29, 2011, formatted in XBRL: (a) the Unaudited Condensed Statements of Income, (b) the Unaudited Condensed Statements of Changes in Equity and Comprehensive Income (Loss), (c) the Unaudited Condensed Balance Sheets, (d) the Unaudited Condensed Statements of Cash Flows and (e) the Notes to Unaudited Condensed Interim Financial Statements.

*	Previously Filed

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Appalachian Power Company
Columbus Southern Power Company
Indiana Michigan Power Company
Ohio Power Company
Public Service Company of Oklahoma
Southwestern Electric Power Company

By: /s/ Joseph M. Buonaiuto
Joseph M. Buonaiuto
Controller and Chief Accounting Officer

 Date: August 10, 2011

INDEX TO EXHIBITS

Exhibit Number	Description

12 *	Computation of Ratio of Earnings to Fixed Charges

31(a) *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b) *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a) *	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32(b) *	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial statements and notes thereto from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on July 29, 2011, formatted in XBRL: (a) the Unaudited Condensed Statements of Income, (b) the Unaudited Condensed Statements of Changes in Equity and Comprehensive Income (Loss), (c) the Unaudited Condensed Balance Sheets, (d) the Unaudited Condensed Statements of Cash Flows and (e) the Notes to Unaudited Condensed Interim Financial Statements.

*	Previously Filed