Form 10-Q
period 2015-03-31
APPALACHIAN POWER CO; SOUTHWESTERN ELECTRIC POWER CO; PUBLIC SERVICE CO OF OKLAHOMA; OHIO POWER CO; INDIANA MICHIGAN POWER CO; AMERICAN ELECTRIC POWER CO INC
filed 2015-04-23
CIK 6879, 92487, 81027, 73986, 50172, 4904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2015
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

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate websites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

Yes	X	No

Indicate by check mark whether American Electric Power Company, Inc. is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether Appalachian Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer

Non-accelerated filer	X	Smaller reporting company

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Appalachian Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to Form 10-Q.

Number of shares of common stock outstanding of the registrants as of
April 23, 2015

American Electric Power Company, Inc.	489,941,950
($6.50 par value)
Appalachian Power Company	13,499,500
(no par value)
Indiana Michigan Power Company	1,400,000
(no par value)
Ohio Power Company	27,952,473
(no par value)
Public Service Company of Oklahoma	9,013,000
($15 par value)
Southwestern Electric Power Company	7,536,640
($18 par value)

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF QUARTERLY REPORTS ON FORM 10-Q
March 31, 2015

Page
Number
Glossary of Terms	i

Forward-Looking Information	iv

Part I. FINANCIAL INFORMATION

Items 1, 2, 3 and 4 - Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, and Controls and Procedures:

American Electric Power Company, Inc. and Subsidiary Companies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Condensed Consolidated Financial Statements	34
Index of Condensed Notes to Condensed Consolidated Financial Statements	40

Appalachian Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	90
Condensed Consolidated Financial Statements	94
Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	100

Indiana Michigan Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	102
Condensed Consolidated Financial Statements	106
Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	112

Ohio Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	114
Condensed Consolidated Financial Statements	119
Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	125

Public Service Company of Oklahoma:
Management’s Narrative Discussion and Analysis of Results of Operations	127
Condensed Financial Statements	130
Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	136

Southwestern Electric Power Company Consolidated:
Management’s Narrative Discussion and Analysis of Results of Operations	138
Condensed Consolidated Financial Statements	142
Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	148

Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	149

Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries	214

Controls and Procedures	221

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	222
Item 1A.	Risk Factors	222
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	222
Item 4.	Mine Safety Disclosures	222
Item 5.	Other Information	222
Item 6.	Exhibits:	222
	Exhibit 10
	Exhibit 12
	Exhibit 31(a)
	Exhibit 31(b)
	Exhibit 32(a)
	Exhibit 32(b)
	Exhibit 95
	Exhibit 101.INS
	Exhibit 101.SCH
	Exhibit 101.CAL
	Exhibit 101.DEF
	Exhibit 101.LAB
	Exhibit 101.PRE

SIGNATURE		223

This combined Form 10-Q is separately filed by American Electric Power Company, Inc., Appalachian Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Term	Meaning

AEGCo	AEP Generating Company, an AEP electric utility subsidiary.
AEP or Parent	American Electric Power Company, Inc., an electric utility holding company.
AEP Consolidated	AEP and its majority owned consolidated subsidiaries and consolidated affiliates.
AEP Credit	AEP Credit, Inc., a consolidated variable interest entity of AEP which securitizes accounts receivable and accrued utility revenues for affiliated electric utility companies.
AEP Energy	AEP Energy, Inc., a wholly-owned retail electric supplier for customers in Ohio, Illinois and other deregulated electricity markets throughout the United States.
AEP System	American Electric Power System, an electric system, owned and operated by AEP subsidiaries.
AEP Transmission Holdco	AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of AEP.
AEPSC	American Electric Power Service Corporation, an AEP service subsidiary providing management and professional services to AEP and its subsidiaries.
AEPTCo	AEP Transmission Company, LLC, a subsidiary of AEP Transmission Holdco and an intermediate holding company that owns seven wholly-owned transmission companies.
AGR	AEP Generation Resources Inc., a nonregulated AEP subsidiary in the Generation & Marketing segment.
AFUDC	Allowance for Funds Used During Construction.
AOCI	Accumulated Other Comprehensive Income.
APCo	Appalachian Power Company, an AEP electric utility subsidiary.
Appalachian Consumer Rate Relief Funding
Appalachian Consumer Rate Relief Funding LLC, a wholly-owned subsidiary of APCo and a consolidated variable interest entity formed for the purpose of issuing and servicing securitization bonds related to the under-recovered ENEC deferral balance.

APSC	Arkansas Public Service Commission.
ASU	Accounting Standards Update.
CAA	Clean Air Act.
CLECO	Central Louisiana Electric Company, a nonaffiliated utility company.
CO2	Carbon dioxide and other greenhouse gases.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,191 MW nuclear plant owned by I&M.
CRES provider	Competitive Retail Electric Service providers under Ohio law that target retail customers by offering alternative generation service.
CWIP	Construction Work in Progress.
DCC Fuel	DCC Fuel IV LLC, DCC Fuel V LLC and DCC Fuel VI LLC, consolidated variable interest entities formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.
DHLC	Dolet Hills Lignite Company, LLC, a wholly-owned lignite mining subsidiary of SWEPCo.
EIS	Energy Insurance Services, Inc., a nonaffiliated captive insurance company and consolidated variable interest entity of AEP.
ENEC	Expanded Net Energy Charge.
Energy Supply	AEP Energy Supply LLC, a nonregulated holding company for AEP’s competitive generation, wholesale and retail businesses, and a wholly-owned subsidiary of AEP.
ERCOT	Electric Reliability Council of Texas regional transmission organization.
ESP	Electric Security Plans, a PUCO requirement for electric utilities to adjust their rates by filing with the PUCO.

i

Term	Meaning

ETT	Electric Transmission Texas, LLC, an equity interest joint venture between AEP and Berkshire Hathaway Energy Company formed to own and operate electric transmission facilities in ERCOT.
FAC	Fuel Adjustment Clause.
FASB	Financial Accounting Standards Board.
Federal EPA	United States Environmental Protection Agency.
FERC	Federal Energy Regulatory Commission.
FGD	Flue Gas Desulfurization or scrubbers.
FTR
Financial Transmission Right, a financial instrument that entitles the holder to receive compensation for certain congestion-related transmission charges that arise when the power grid is congested resulting in differences in locational prices.

GAAP	Accounting Principles Generally Accepted in the United States of America.
I&M	Indiana Michigan Power Company, an AEP electric utility subsidiary.
IEU	Industrial Energy Users-Ohio.
IGCC	Integrated Gasification Combined Cycle, technology that turns coal into a cleaner-burning gas.
Interconnection Agreement	An agreement by and among APCo, I&M, KPCo and OPCo, which defined the sharing of costs and benefits associated with their respective generation plants. This agreement was terminated January 1, 2014.
IRS	Internal Revenue Service.
IURC	Indiana Utility Regulatory Commission.
KGPCo	Kingsport Power Company, an AEP electric utility subsidiary.
KPCo	Kentucky Power Company, an AEP electric utility subsidiary.
KPSC	Kentucky Public Service Commission.
KWh	Kilowatthour.
LPSC	Louisiana Public Service Commission.
MISO	Midwest Independent Transmission System Operator.
MMBtu	Million British Thermal Units.
MPSC	Michigan Public Service Commission.
MTM	Mark-to-Market.
MW	Megawatt.
MWh	Megawatthour.
NOx	Nitrogen oxide.
Nonutility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain nonutility subsidiaries.
NSR	New Source Review.
OCC	Corporation Commission of the State of Oklahoma.
Ohio Phase-in-Recovery Funding
Ohio Phase-in-Recovery Funding LLC, a wholly-owned subsidiary of OPCo and a consolidated variable interest entity formed for the purpose of issuing and servicing securitization bonds related to phase-in recovery property.

OPCo	Ohio Power Company, an AEP electric utility subsidiary.
OPEB	Other Postretirement Benefit Plans.
OTC	Over the counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
PIRR	Phase-In Recovery Rider.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PM	Particulate Matter.
PSO	Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PUCO	Public Utilities Commission of Ohio.
PUCT	Public Utility Commission of Texas.
Registrant Subsidiaries	AEP subsidiaries which are SEC registrants; APCo, I&M, OPCo, PSO and SWEPCo.
Risk Management Contracts	Trading and nontrading derivatives, including those derivatives designated as cash flow and fair value hedges.

Term	Meaning

Rockport Plant
A generation plant, consisting of two 1,310 MW coal-fired generating units near Rockport, Indiana.  AEGCo and I&M jointly-own Unit 1.  In 1989, AEGCo and I&M entered into a sale-and-leaseback transaction with Wilmington Trust Company, an unrelated, unconsolidated trustee for Rockport Plant, Unit 2.

RPM	Reliability Pricing Model.
RSR	Retail Stability Rider.
RTO	Regional Transmission Organization, responsible for moving electricity over large interstate areas.
Sabine	Sabine Mining Company, a lignite mining company that is a consolidated variable interest entity for AEP and SWEPCo.
SEC	U.S. Securities and Exchange Commission.
SEET	Significantly Excessive Earnings Test.
SIA	System Integration Agreement, effective June 15, 2000, as amended, provides contractual basis for coordinated planning, operation and maintenance of the power supply sources of the combined AEP.
SNF	Spent Nuclear Fuel.
SO2	Sulfur dioxide.
SPP	Southwest Power Pool regional transmission organization.
SSO	Standard service offer.
Stall Unit	J. Lamar Stall Unit at Arsenal Hill Plant, a 534 MW natural gas unit owned by SWEPCo.
SWEPCo	Southwestern Electric Power Company, an AEP electric utility subsidiary.
TCC	AEP Texas Central Company, an AEP electric utility subsidiary.
Texas Restructuring Legislation	Legislation enacted in 1999 to restructure the electric utility industry in Texas.
TNC	AEP Texas North Company, an AEP electric utility subsidiary.
Transition Funding
AEP Texas Central Transition Funding I LLC, AEP Texas Central Transition Funding II LLC and AEP Texas Central Transition Funding III LLC, wholly-owned subsidiaries of TCC and consolidated variable interest entities formed for the purpose of issuing and servicing securitization bonds related to Texas Restructuring Legislation.

Transource Energy
Transource Energy, LLC, a consolidated variable interest entity formed for the purpose of investing in utilities which develop, acquire, construct, own and operate transmission facilities in accordance with FERC-approved rates.

Transource Missouri	A 100% wholly-owned subsidiary of Transource Energy.
Turk Plant	John W. Turk, Jr. Plant, a 600 MW coal-fired plant in Arkansas that is 73% owned by SWEPCo.
Utility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain utility subsidiaries.
VIE	Variable Interest Entity.
Virginia SCC	Virginia State Corporation Commission.
WPCo	Wheeling Power Company, an AEP electric utility subsidiary.
WVPSC	Public Service Commission of West Virginia.

FORWARD-LOOKING INFORMATION

This report made by AEP and its Registrant Subsidiaries contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Many forward-looking statements appear in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2014 Annual Report, but there are others throughout this document which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue” and similar expressions, and include statements reflecting future results or guidance and statements of outlook.  These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Forward-looking statements in this document are presented as of the date of this document.  Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.  Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	The economic climate, growth or contraction within and changes in market demand and demographic patterns in our service territory.
•	Inflationary or deflationary interest rate trends.
•
Volatility in the financial markets, particularly developments affecting the availability of capital on reasonable terms and developments impairing our ability to finance new capital projects and refinance existing debt at attractive rates.

•	The availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material.
•	Electric load, customer growth and the impact of competition, including competition for retail customers.
•	Weather conditions, including storms and drought conditions, and our ability to recover significant storm restoration costs.
•	Available sources and costs of, and transportation for, fuels and the creditworthiness and performance of fuel suppliers and transporters.
•	Availability of necessary generation capacity and the performance of our generation plants.
•	Our ability to recover increases in fuel and other energy costs through regulated or competitive electric rates.
•
Our ability to build or acquire generation capacity and transmission lines and facilities (including our ability to obtain any necessary regulatory approvals and permits) when needed at acceptable prices and terms and to recover those costs.

•
New legislation, litigation and government regulation, including oversight of nuclear generation, energy commodity trading and new or heightened requirements for reduced emissions of sulfur, nitrogen, mercury, carbon, soot or particulate matter and other substances or additional regulation of fly ash and similar combustion products that could impact the continued operation, cost recovery and/or profitability of our generation plants and related assets.

•	Evolving public perception of the risks associated with fuels used before, during and after the generation of electricity, including nuclear fuel.
•	A reduction in the federal statutory tax rate could result in an accelerated return of deferred federal income taxes to customers.
•
Timing and resolution of pending and future rate cases, negotiations and other regulatory decisions, including rate or other recovery of new investments in generation, distribution and transmission service and environmental compliance.

•	Resolution of litigation.
•	Our ability to constrain operation and maintenance costs.
•	Our ability to develop and execute a strategy based on a view regarding prices of electricity and other energy-related commodities.
•	Prices and demand for power that we generate and sell at wholesale.
•	Changes in technology, particularly with respect to new, developing, alternative or distributed sources of generation.
•	Our ability to recover through rates or market prices any remaining unrecovered investment in generation units that may be retired before the end of their previously projected useful lives.
•	Volatility and changes in markets for capacity and electricity, coal and other energy-related commodities, particularly changes in the price of natural gas and capacity auction returns.
•	Changes in utility regulation and the allocation of costs within regional transmission organizations, including ERCOT, PJM and SPP.

•	The transition to market for generation in Ohio, including the implementation of ESPs and our ability to recover investments in our Ohio generation assets.
•	Our ability to successfully and profitably manage our separate competitive generation assets.
•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading market.
•	Actions of rating agencies, including changes in the ratings of our debt.
•
The impact of volatility in the capital markets on the value of the investments held by our pension, other postretirement benefit plans, captive insurance entity and nuclear decommissioning trust and the impact of such volatility on future funding requirements.

•	Accounting pronouncements periodically issued by accounting standard-setting bodies.
•	Other risks and unforeseen events, including wars, the effects of terrorism (including increased security costs), embargoes, cyber security threats and other catastrophic events.
The forward looking statements of AEP and its Registrant Subsidiaries speak only as of the date of this report or as of the date they are made.  AEP and its Registrant Subsidiaries expressly disclaim any obligation to update any forward-looking information.  For a more detailed discussion of these factors, see “Risk Factors” in Part I of the 2014 Annual Report and in Part II of this report.

v

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Customer Demand

Our weather-normalized retail sales volumes for the first quarter of 2015 decreased by 1.3% from the first quarter of 2014. Our first quarter 2015 industrial sales increased 1.2% compared to the first quarter of 2014 primarily due to increased sales to customers in oil and gas related sectors. Residential and commercial sales decreased 4% and 0.4% in the first quarter of 2015, respectively, from the first quarter of 2014.
Merchant Fleet Alternatives

AEP is evaluating strategic alternatives for its merchant generation fleet, which primarily includes AGR’s generation fleet and AEG's Lawrenceburg unit which operates in PJM as well as a purchased power agreement related to a 54.7% interest in the Oklaunion Plant which operates in ERCOT.  Potential alternatives may include, but are not limited to, continued ownership of the merchant generation fleet, executing a purchased power agreement with a regulated affiliate for certain merchant generation units in Ohio, a spin-off of the merchant generation fleet or a sale of the merchant generation fleet.  We have not made a decision regarding the potential alternatives, nor have we set a specific time frame for a decision.  Certain of these alternatives could result in a loss which could reduce future net income and cash flow and impact financial condition.

AEP River Operations Alternatives
AEP is evaluating strategic alternatives for its non-regulated AEP River Operations segment, which primarily includes commercial barging operations that transport liquids, coal and dry bulk commodities primarily on the Ohio, Illinois and lower Mississippi rivers.  Potential alternatives may include, but are not limited to, continued ownership or a sale of the river operations.  We have not made a decision regarding the potential alternatives, nor have we set a specific time frame for a decision.  We do not expect to incur a loss related to a potential sale transaction.
Merchant Portion of Turk Plant

SWEPCo constructed the Turk Plant, a new base load 600 MW pulverized coal ultra-supercritical generating unit in Arkansas, which was placed into service in December 2012. SWEPCo owns 73% (440 MW) of the Turk Plant and operates the facility.

The APSC granted approval for SWEPCo to build the Turk Plant by issuing a Certificate of Environmental Compatibility and Public Need (CECPN) for the SWEPCo Arkansas jurisdictional share of the Turk Plant (approximately 20%). Following an appeal by certain intervenors, the Arkansas Supreme Court issued a decision that reversed the APSC’s grant of the CECPN. In June 2010, in response to an Arkansas Supreme Court decision, the APSC issued an order which reversed and set aside the previously granted CECPN. This share of the Turk Plant output is currently not subject to cost-based rate recovery and is being sold into the wholesale market. Approximately 80% of the Turk Plant investment is recovered under cost-based rate recovery in Texas, Louisiana, and through SWEPCo’s wholesale customers under FERC-based rates.

If SWEPCo cannot ultimately recover its investment and expenses related to the Turk Plant, it could reduce future net income and cash flows and impact financial condition.

Ohio Electric Security Plan Filings

2009 - 2011 ESP

In August 2012, the PUCO issued an order in a separate proceeding which implemented a PIRR to recover OPCo’s deferred fuel costs in rates beginning September 2012. Oral arguments at the Supreme Court of Ohio were held in February 2015. OPCo presented arguments to reinstate a weighted average cost of capital carrying charge and to defend against an intervenor argument that the carrying charges should be reduced due to an accumulated deferred income tax credit.

June 2012 - May 2015 Ohio ESP Including Capacity Charge

In August 2012, the PUCO issued an order which adopted and modified a new ESP that established base generation rates through May 2015. This ruling was generally upheld in PUCO rehearing orders in January and March 2013.

In July 2012, the PUCO issued an order in a separate capacity proceeding which stated that OPCo must charge CRES providers the RPM price and authorized OPCo to defer a portion of its incurred capacity costs not recovered from CRES providers up to $188.88/MW day. The OPCo RPM price collected from CRES providers, which includes reserve margins, was approximately $34/MW day through May 2014 and is $150/MW day from June 2014 through May 2015. In December 2012, various parties filed notices of appeal of the capacity costs decision with the Supreme Court of Ohio.

As part of the August 2012 ESP order, the PUCO established a non-bypassable RSR, effective September 2012. The RSR was collected from customers at $3.50/MWh through May 2014 and is currently collected at $4.00/MWh for the period June 2014 through May 2015, with $1.00/MWh applied to the recovery of deferred capacity costs. In April and May 2013, OPCo and various intervenors filed appeals with the Supreme Court of Ohio challenging portions of the PUCO’s ESP order, including the RSR. In July 2014, OPCo submitted a separate application to continue the RSR to collect the unrecovered portion of the deferred capacity costs at the rate of $4.00/MWh, until the balance of the capacity deferrals has been collected. In April 2015, the PUCO issued an order approving the application to continue the RSR, with modifications. As of March 31, 2015, OPCo’s incurred deferred capacity costs balance was $434 million, including debt carrying costs.

In November 2013, the PUCO issued an order approving OPCo’s competitive bid process with modifications. As ordered, in 2014, OPCo conducted multiple energy-only auctions for a total of 100% of the SSO load with delivery beginning April 2014 through May 2015. For delivery starting in June 2015, OPCo will conduct energy and capacity auctions for its entire SSO load. The PUCO also approved the unbundling of the FAC into fixed and energy-related components and an intervenor proposal to blend the $188.88/MW day capacity price in proportion to the percentage of energy planned to be auctioned. Additionally, the PUCO ordered that intervenor concerns related to the recovery of the fixed fuel costs through potentially both the FAC and the approved capacity charges be addressed in subsequent FAC proceedings. Management believes that these intervenor concerns are without merit.

In January 2014, the PUCO denied all rehearing requests and agreed to issue a supplemental request for an independent auditor in the 2012 - 2013 FAC proceeding to separately examine the recovery of the fixed fuel costs, including OVEC. In March 2014, the PUCO approved OPCo’s request to implement riders related to the unbundling of the FAC. In October 2014, the independent auditor, selected by the PUCO, filed its report for the period August 2012 through May 2015 with the PUCO. If the PUCO ultimately concludes that a portion of the fixed fuel costs are also recovered through OPCo's $188.88 capacity charge, the independent auditor recommends a methodology for calculating a refund of a portion of certain fixed fuel costs. The retail share of these fixed fuel costs is approximately $90 million annually. A hearing related to this matter has not been scheduled. Management believes that no over-recovery of costs has occurred and intends to oppose the findings in the audit report.

If OPCo is ultimately not permitted to fully collect all components of its ESP rates, it could reduce future net income and cash flows and impact financial condition.

June 2015 - May 2018 ESP

In December 2013, OPCo filed an application with the PUCO to approve an ESP that included proposed rate adjustments and the continuation and modification of certain existing riders effective June 2015 through May 2018. The proposal included a return on common equity of 10.65% on capital costs for certain riders. The proposal also included a purchased power agreement (PPA) rider that would allow retail customers to receive a rate stabilizing charge or credit by hedging market-based prices with a cost-based purchase power agreement.

In October 2014, OPCo filed a separate application with the PUCO to propose a new extended PPA for inclusion in the PPA rider, discussed above. The new PPA would include an additional 2,671 MW to be purchased from AGR over the life of the respective generating units.

In February 2015, the PUCO issued an order approving OPCo's ESP application, subject to certain modifications, with a return on common equity of 10.2% on capital costs for certain riders. The order included (a) approval of the Distribution Investment Rider with modified rate caps established by the PUCO, (b) authorization to establish a zero rate rider for OPCo's proposed PPA, (c) the option for OPCo to reapply in a future proceeding with a more detailed PPA proposal and (d) a directive to continue to pursue the transfer of the OVEC contractual entitlement to AGR or to otherwise divest of its interest in OVEC. In April 2015, the PUCO issued an order that granted applications for rehearing for further consideration filed by OPCo and various intervenors.

If OPCo is ultimately not permitted to fully collect all components of its ESP rates, it could reduce future net income and cash flows and impact financial condition. See “Ohio Electric Security Plan Filings” section of Note 4.

2012 Texas Base Rate Case

Upon rehearing in January 2014, the PUCT reversed its initial ruling and determined that AFUDC was excluded from the Turk Plant’s Texas jurisdictional capital cost cap.  As a result, in the fourth quarter of 2013, SWEPCo reversed $114 million of previously recorded regulatory disallowances.  The resulting annual base rate increase is approximately $52 million.  In May 2014, intervenors filed appeals of the order with the Texas District Court.  In June 2014, SWEPCo intervened in those appeals and filed initial responses.  If certain parts of the PUCT order are overturned it could reduce future net income and cash flows and impact financial condition. See the “2012 Texas Base Rate Case” section of Note 4.

2012 Louisiana Formula Rate Filing

In 2012, SWEPCo initiated a proceeding to establish new formula base rates in Louisiana, including recovery of the Louisiana jurisdictional share of the Turk Plant. In February 2013, a settlement was approved by the LPSC that increased SWEPCo's Louisiana total rates by approximately $2 million annually, effective March 2013. The March 2013 base rates are based upon a 10% return on common equity and cost recovery of the Louisiana jurisdictional share of the Turk Plant and Stall Unit, subject to refund. The settlement also provided that the LPSC will review base rates in 2014 and 2015 and that SWEPCo will recover non-fuel Turk Plant costs and a full weighted-average cost of capital return on the prudently incurred Turk Plant investment in jurisdictional rate base, effective January 2013. In December 2014, the LPSC approved a settlement agreement related to the staff review of the cost of service. The settlement agreement reduced the requested revenue increase by $3 million, primarily due to the timing of both the allowed recovery of certain existing regulatory assets and the establishment of a regulatory asset for certain previously expensed costs. See the “2012 Louisiana Formula Rate Filing” section of Note 4.

2014 Oklahoma Base Rate Case

In January 2014, PSO filed a request with the OCC to increase annual base rates by $38 million, based upon a 10.5% return on common equity. This revenue increase included a proposed increase in depreciation rates of $29 million. In addition, the filing proposed recovery of advanced metering costs through a separate rider over a three-year deployment period requesting $7 million of revenues in year one, increasing to $28 million in year three. The filing also proposed expansion of an existing transmission rider currently recovered in base rates to include additional transmission-related costs that are expected to increase over the next several years.

In June 2014, a non-unanimous stipulation agreement between PSO, the OCC staff and certain intervenors was filed with the OCC. The parties to the stipulation recommended no overall change to the transmission rider or to annual revenues, other than additional revenues through a separate rider related to advanced metering costs, and that the terms of the stipulation be effective November 2014. The advanced metering rider would provide $24 million of revenues over 14 months beginning in November 2014 and increase to $27 million in 2016. New depreciation rates are recommended for advanced metering investments and existing meters, also to be effective November 2014. Additionally, the stipulation recommends recovery of regulatory assets for 2013 storms and regulatory case expenses. In July 2014, the Attorney General joined in the stipulation agreement. In April 2015, the OCC issued an order that approved the stipulation agreement. See the “2014 Oklahoma Base Rate Case” section of Note 4.

2014 West Virginia Base Rate Case

In June 2014, APCo and WPCo filed a request with the WVPSC to increase annual base rates by $181 million, based upon a 10.62% return on common equity, to be effective in the second quarter of 2015.  The filing included a request to increase generation depreciation rates primarily due to the increase in plant investment and changes in the expected service lives of various generating units.  The filing also requested recovery of $89 million in regulatory assets over five years related to 2012 West Virginia storm costs, IGCC and other deferred costs.  The filing also included a request to implement a rider of approximately $45 million annually to recover vegetation management costs, including a return on capital investment.  In December 2014 and January 2015, intervenors filed testimony which proposed total annual revenue increases ranging from $35 million to $59 million based upon returns on common equity ranging from 9% to 10% and regulatory asset disallowances ranging from $7 million to $9 million.  Additionally, other intervenors proposed that the revenue requirement be based on a return on common equity of 8.7% and that $89 million of regulatory assets be disallowed.  Intervenors also recommended a disallowance of approximately $44 million related to the December 2013 transfer of OPCo's two-thirds interest in the Amos Plant, Unit 3 to APCo.  Hearings at the WVPSC were held in January 2015.  An order is anticipated in the second quarter of 2015. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition. See the “2014 West Virginia Base Rate Case” section of Note 4.

New Virginia Legislation Affecting Biennial Reviews

In February 2015, amendments to Virginia law governing the regulation of investor-owned electric utilities were enacted. Under the amended Virginia law, APCo’s existing generation and distribution base rates are frozen until after the Virginia SCC rules on APCo’s next biennial review, which APCo will file in March 2020 for the 2018 and 2019 test years. These amendments also preclude the Virginia SCC from performing biennial reviews of APCo’s earnings for the years 2014 through 2017. APCo's financial statements adequately address the impact of these amendments. During the years 2014 through 2017, the new law provides that APCo will absorb incremental generation and distribution costs associated with severe weather events and/or natural disasters and costs associated with potential impairments related to new carbon emission guidelines issued by the Federal EPA.

Kentucky Fuel Adjustment Clause Review

In August 2014, the KPSC issued an order initiating a review of KPCo's FAC from November 2013 through April 2014. In January 2015, the KPSC issued an order disallowing certain FAC costs during the period of January 2014 through May 2015 while KPCo owns and operates both Big Sandy Plant, Unit 2 and its one-half interest in the Mitchell Plant. As a result of this order, KPCo recorded a regulatory disallowance of $36 million in December 2014. In February 2015, KPCo filed an appeal of this order with the Franklin County Circuit Court. In April 2015, the Franklin County Circuit Court issued an order approving intervenors request to hold this case in abeyance until the KPSC issues a final order in KPCo’s two-year FAC review case for the period November 1, 2012 through October 31, 2014. See the “Kentucky Fuel Adjustment Clause Review” section of Note 4.

2014 Kentucky Base Rate Case

In December 2014, KPCo filed a request with the KPSC for a net increase in rates of $70 million, which consists of a $75 million increase in rider rates, offset by a $5 million decrease in annual base rates, to be effective July 2015 based upon a 10.62% return on common equity.  In March 2015, intervenors filed testimony which recommended net increases in rates ranging from $20 million to $26 million.  These increases consist of proposed increases in rider rates ranging from $55 million to $63 million, offset by decreases in annual base rates ranging from $35 million to $37 million and based upon returns on common equity ranging from 8.65% to 8.75%.  Hearings at the KPSC are scheduled for May 2015.  If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition. See the “2014 Kentucky Base Rate Case” section of Note 4.

PJM Capacity Market

AGR is required to offer all of its available generation capacity in the PJM RPM auction, which is conducted three years in advance of the actual delivery year.

Through May 2015, AGR will provide generation capacity to OPCo for both switched and non-switched OPCo generation customers.  For switched customers, OPCo pays AGR $188.88/MW day for capacity.  For non-switched OPCo generation customers, OPCo pays AGR its blended tariff rate for capacity consisting of $188.88/MW day for auctioned load and the non-fuel generation portion of its base rate for non-auctioned load.  AGR’s excess capacity is subject to the PJM RPM auction. After May 2015, AGR's generation assets will be subject to PJM capacity prices.  Shown below are the current auction prices for capacity, as announced/settled by PJM:

PJM Base
PJM Auction Period	Auction Price
(per MW day)
June 2013 through May 2014	$27.73
June 2014 through May 2015	125.99
June 2015 through May 2016	136.00
June 2016 through May 2017	59.37
June 2017 through May 2018	120.00

We expect a significant decline in AGR capacity revenues after May 2015 when the Power Supply Agreement between AGR and OPCo ends. We expect a further decline in AGR capacity revenues from June 2016 through May 2017 based upon the decrease in the PJM base auction price.

In conjunction with other utility companies, we continue to address mutual concerns related to the PJM capacity auction process. Through this advocacy effort, the FERC has accepted PJM recommendations including: (a) assuring that capacity imports have firm transmission and can be readily dispatched by PJM, (b) placing limits on the number of MWs of summer-only demand response to assure more year-round reliability, (c) modification and enforcement of the dispatch of demand response to better reflect real-time capacity requirements, and (d) redesigning the auction demand curve so that it is less steep, all which should have the impact of reducing capacity price volatility beginning in the June 2018 time period.

In December 2014, PJM filed with FERC for approval of a new type of capacity product, the Capacity Performance Product (CP). The intent of the filing is to raise the level of capacity performance and reliability during emergency events by: (a) assessing higher penalties for non-performance during these events, (b) allowing higher price offers into the auction and (c) requiring generating units to provide fuel and operational assurances that they can perform reliably during emergency events.

In this same filing, PJM proposed with FERC supplemental capacity auctions for the June 2016 through May 2017 and June 2017 through May 2018 auction periods. These supplemental auctions would address capacity performance and reliability issues in these interim years, and if accepted, would allow AGR to re-offer at least part of the capacity already cleared for these years at a higher price.

On March 31, 2015, FERC issued a deficiency letter to PJM regarding their capacity performance filing.  FERC directed PJM to respond within 30 days.

Due to the FERC deficiency letter, PJM filed a waiver request at FERC seeking authority to delay the June 2018 through May 2019 base residual auction, scheduled for May 2015, until FERC issues an order on the merits in the CP docket. PJM requested FERC to rule on its request by April 24, 2015. Absent a ruling, PJM will withdraw its previously filed CP proposal and hold the May auction under its current tariff. If this occurs, the June 2016 through May 2017 and June 2017 through May 2018 supplemental capacity auctions will not be held.

On April 10, 2015, PJM filed a response to the FERC deficiency letter. PJM proposed certain changes to the auction bidding process developed in conjunction with the PJM Market Monitor. The impact of these revisions to the auction clearing price cannot be estimated at this time. Although PJM did not ask for a specific response date from FERC, they reiterated their arguments in the waiver filing, asking FERC for minimal delays in issuing an order.

AEP, our coalition partners and the PJM supplier group made joint filings in support of the PJM proposal to delay the June 2018 through May 2019 base residual auction as well as PJM’s request that FERC rule on the CP docket without undue delay.  Additionally, we plan to provide comments on PJM's deficiency letter response by the April 24, 2015 deadline set by FERC.

Welsh Plant, Units 1 and 3 - Environmental Projects

To comply with pending Federal EPA regulations, SWEPCo is currently constructing environmental control projects to meet mercury and air toxics standards for Welsh Plant, Units 1 and 3 at a cost of approximately $410 million, excluding AFUDC. Management currently estimates that the total environmental projects to be completed through 2020 for Welsh Plant, Units 1 and 3 will cost approximately $600 million, excluding AFUDC. As of March 31, 2015, SWEPCo has incurred costs of $211 million and has remaining contractual construction obligations of $84 million related to these projects.  SWEPCo will seek recovery of these project costs from customers through filings at the state commissions and the FERC. See "Climate Change, CO2 Regulation and Energy Policy" section of “Environmental Issues” below.  As of March 31, 2015, the net book value of Welsh Plant, Units 1 and 3 was $431 million, before cost of removal, including materials and supplies inventory and CWIP.  If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

LITIGATION

In the ordinary course of business, we are involved in employment, commercial, environmental and regulatory litigation. Since it is difficult to predict the outcome of these proceedings, we cannot predict the eventual resolution, timing or amount of any loss, fine or penalty. We assess the probability of loss for each contingency and accrue a liability for cases that have a probable likelihood of loss if the loss can be estimated. For details on our regulatory proceedings and pending litigation see Note 4 - Rate Matters, Note 6 - Commitments, Guarantees and Contingencies and the “Litigation” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2014 Annual Report. Additionally, see Note 4 - Rate Matters and Note 5 - Commitments, Guarantees and Contingencies included herein. Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

Rockport Plant Litigation

In July 2013, the Wilmington Trust Company filed a complaint in U.S. District Court for the Southern District of New York against AEGCo and I&M alleging that it will be unlawfully burdened by the terms of the modified NSR consent decree after the Rockport Plant, Unit 2 lease expiration in December 2022. The terms of the consent decree allow the installation of environmental emission control equipment, repowering or retirement of the unit. The plaintiff further alleges that the defendants’ actions constitute breach of the lease and participation agreement. The plaintiff seeks a judgment declaring that the defendants breached the lease, must satisfy obligations related to installation of emission control equipment and indemnify the plaintiff. The New York court granted our motion to transfer this case to the U.S. District Court for the Southern District of Ohio. In October 2013, a motion to dismiss the case was filed on behalf of AEGCo and I&M. In January 2015, the court issued an opinion and order granting the motion in part and denying the motion in part. The court dismissed certain of the plaintiffs’ claims. Several claims remain, including the claim for breach of the participation agreement and a claim alleging breach of an implied covenant of good faith and fair dealing.  We will continue to defend against the remaining claims. We are unable to determine a range of potential losses that are reasonably possible of occurring.

ENVIRONMENTAL ISSUES

We are implementing a substantial capital investment program and incurring additional operational costs to comply with environmental control requirements. We will need to make additional investments and operational changes in response to existing and anticipated requirements such as CAA requirements to reduce emissions of SO2, NOx, PM and hazardous air pollutants (HAPs) from fossil fuel-fired power plants, proposals governing the beneficial use and disposal of coal combustion products, proposed clean water rules and renewal permits for certain water discharges that are currently under appeal.

We are engaged in litigation about environmental issues, have been notified of potential responsibility for the clean-up of contaminated sites and incur costs for disposal of SNF and future decommissioning of our nuclear units. We, along with various industry groups, affected states and other parties have challenged some of the Federal EPA requirements in court. We are also engaged in the development of possible future requirements including the items discussed below and reductions of CO2 emissions to address concerns about global climate change. We believe that further analysis and better coordination of these environmental requirements would facilitate planning and lower overall compliance costs while achieving the same environmental goals.

See a complete discussion of these matters in the “Environmental Issues” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2014 Annual Report. We will seek recovery of expenditures for pollution control technologies and associated costs from customers through rates in regulated jurisdictions. Environmental rules could result in accelerated depreciation, impairment of assets or regulatory disallowances. If we are unable to recover the costs of environmental compliance, it would reduce future net income and cash flows and impact financial condition.

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed in the next several sections will have a material impact on the generating units in the AEP System. We continue to evaluate the impact of these rules, project scope and technology available to achieve compliance. As of March 31, 2015, the AEP System had a total generating capacity of 37,600 MWs, of which 23,700 MWs are coal-fired. We continue to refine the cost estimates of complying with these rules and other impacts of the environmental proposals on our generating facilities. Based upon our estimates, investment to meet these requirements ranges from approximately $2.8 billion to $3.3 billion through 2020. These amounts include investments to convert some of our coal generation to natural gas. If natural gas conversion is not completed, the units could be retired sooner than planned.

The cost estimates will change depending on the timing of implementation and whether the Federal EPA provides flexibility in the final rules. The cost estimates will also change based on: (a) the states’ implementation of these regulatory programs, including the potential for state implementation plans (SIPs) or federal implementation plans (FIPs) that impose more stringent standards, (b) additional rulemaking activities in response to court decisions, (c) the actual performance of the pollution control technologies installed on our units, (d) changes in costs for new pollution controls, (e) new generating technology developments, (f) total MWs of capacity retired and replaced, including the type and amount of such replacement capacity and (g) other factors. In addition, we are continuing to evaluate the economic feasibility of environmental investments on both regulated and nonregulated plants.

Subject to the factors listed above and based upon our continuing evaluation, we intend to retire the following plants or units of plants before or during 2016:

		Expected	Generating
Company	Plant Name and Unit	Retirement Date	Capacity
			(in MWs)
AGR	Kammer Plant	Second quarter of 2015	630
AGR	Muskingum River Plant	Second quarter of 2015	1,440
AGR	Picway Plant	Second quarter of 2015	100
APCo	Clinch River Plant, Unit 3	Second quarter of 2015	235
APCo	Glen Lyn Plant	Second quarter of 2015	335
APCo	Kanawha River Plant	Second quarter of 2015	400
APCo/AGR	Sporn Plant	Second quarter of 2015	600
I&M	Tanners Creek Plant	Second quarter of 2015	995
KPCo	Big Sandy Plant, Unit 2	Second quarter of 2015	800
PSO	Northeastern Station, Unit 4	2016	470
SWEPCo	Welsh Plant, Unit 2	2016	528
Total			6,533

As of March 31, 2015, the net book value of the AGR units listed above was zero. The net book value before cost of removal, including related material and supplies inventory and CWIP balances, of the regulated plants in the table above was $965 million.

In addition, we are in the process of obtaining permits following the KPSC's approval for the conversion of KPCo's 278 MW Big Sandy Plant, Unit 1 to natural gas.  As of March 31, 2015, the net book value before cost of removal, including related material and supplies inventory and CWIP balances, of Big Sandy Plant, Unit 1 was $109 million.

Volatility in fuel prices, pending environmental rules and other market factors could also have an adverse impact on the accounting evaluation of the recoverability of the net book values of coal-fired units. For regulated plants that we may close early, we are seeking regulatory recovery of remaining net book values. To the extent existing generation assets and the cost of new equipment and converted facilities are not recoverable, it could materially reduce future net income and cash flows and impact financial condition.

Clean Air Act Requirements

The CAA establishes a comprehensive program to protect and improve the nation’s air quality and control sources of air emissions. The states implement and administer many of these programs and could impose additional or more stringent requirements.

The Federal EPA issued the Clean Air Interstate Rule (CAIR) in 2005 requiring specific reductions in SO2 and NOx emissions from power plants.  The Federal EPA issued the Cross-State Air Pollution Rule (CSAPR) in August 2011 to replace CAIR.  The CSAPR was challenged in the courts.  In 2012, a panel of the U.S. Court of Appeals for the District of Columbia Circuit issued a decision vacating and remanding CSAPR to the Federal EPA with instructions to continue implementing CAIR until a replacement rule is finalized.  That decision was appealed to the U.S. Supreme Court, which reversed the decision and remanded the case to the U.S. Court of Appeals for the District of Columbia Circuit.  All of the states in which our power plants are located are covered by CSAPR. See "Cross-State Air Pollution Rule (CSAPR)" section below.

The Federal EPA issued the final maximum achievable control technology (MACT) standards for coal and oil-fired power plants in 2012. See “Mercury and Other Hazardous Air Pollutants (HAPs) Regulation” section below.

The Federal EPA issued a Clean Air Visibility Rule (CAVR), detailing how the CAA’s requirement that certain facilities install best available retrofit technology (BART) to address regional haze in federal parks and other protected areas.  BART requirements apply to facilities built between 1962 and 1977 that emit more than 250 tons per year of certain pollutants in specific industrial categories, including power plants.  CAVR will be implemented through SIPs or, if SIPs are not adequate or are not developed on schedule, through FIPs.  The Federal EPA proposed disapproval of SIPs in a few states, including Arkansas.  In March 2012, the Federal EPA disapproved certain portions of the Arkansas regional haze SIP. In April 2015, the Federal EPA published a proposed FIP to replace the disapproved portions, including revised BART determinations for the Flint Creek Plant that are consistent with the environmental controls currently under construction. In June 2012, the Federal EPA published revisions to the regional haze rules to allow states participating in the CSAPR trading programs to use those programs in place of source-specific BART for SO2 and NOx emissions based on its determination that CSAPR results in greater visibility improvements than source-specific BART in the CSAPR states.  This rule is being challenged in the U.S. Court of Appeals for the District of Columbia Circuit.

In 2009, the Federal EPA issued a final mandatory reporting rule for CO2 and other greenhouse gases covering a broad range of facilities emitting in excess of 25,000 tons of CO2 emissions per year.   The Federal EPA issued a final endangerment finding for greenhouse gas emissions from new motor vehicles in 2009.  The Federal EPA determined that greenhouse gas emissions from stationary sources will be subject to regulation under the CAA beginning January 2011 and finalized its proposed scheme to streamline and phase-in regulation of stationary source CO2 emissions through the NSR prevention of significant deterioration and Title V operating permit programs through the issuance of final federal rules, SIP calls and FIPs.  This rule was overturned by the U.S. Supreme Court. The Federal EPA has proposed to include CO2 emissions in standards that apply to new and existing electric utility units. See "Climate Change, CO2 Regulation and Energy Policy" section below.

The Federal EPA has also issued new, more stringent national ambient air quality standards (NAAQS) for PM, SO2 and is currently reviewing the NAAQS for ozone. States are in the process of evaluating the attainment status and need for additional control measures in order to attain and maintain the new NAAQS and may develop additional requirements for our facilities as a result of those evaluations. We cannot currently predict the nature, stringency or timing of those requirements.

Notable developments in significant CAA regulatory requirements affecting our operations are discussed in the following sections.

Cross-State Air Pollution Rule (CSAPR)

In 2011, the Federal EPA issued CSAPR.  Certain revisions to the rule were finalized in 2012.  CSAPR relies on newly-created SO2 and NOx allowances and individual state budgets to compel further emission reductions from electric utility generating units in 28 states.  Interstate trading of allowances is allowed on a restricted sub-regional basis.  Arkansas and Louisiana are subject only to the seasonal NOx program in the rule.  Texas is subject to the annual programs for SO2 and NOx in addition to the seasonal NOx program.  The annual SO2 allowance budgets in Indiana, Ohio and West Virginia were reduced significantly in the rule.  A supplemental rule includes Oklahoma in the seasonal NOx program.  The supplemental rule was finalized in December 2011 with an increased NOx emission budget for the 2012 compliance year.  The Federal EPA issued a final Error Corrections Rule and further CSAPR revisions in 2012 to make corrections to state budgets and unit allocations and to remove the restrictions on interstate trading in the first phase of CSAPR.

Numerous affected entities, states and other parties filed petitions to review the CSAPR in the U.S. Court of Appeals for the District of Columbia Circuit.  In 2012, the court issued a decision vacating and remanding CSAPR to the Federal EPA with instructions to continue implementing the CAIR until a replacement rule is finalized.  The majority determined that the CAA does not allow the Federal EPA to “overcontrol” emissions in an upwind state and that the Federal EPA exceeded its statutory authority by failing to allow states an opportunity to develop their own implementation plans before issuing a FIP.  The petition for review filed by the Federal EPA and other parties in the U.S. Supreme Court was granted in June 2013. In April 2014, the U.S. Supreme Court issued a decision reversing in part the decision of the U.S. Court of Appeals for the District of Columbia Circuit and remanding the case for further proceedings consistent with the opinion. The Federal EPA filed a motion to lift the stay and allow Phase I of CSAPR to take effect on January 1, 2015 and Phase II to take effect on January 1, 2017. The court granted the Federal EPA's motion. The parties have filed briefs, presented oral arguments and the case remains pending. Separate appeals of the Error Corrections Rule and the further revisions have been filed but no briefing schedules have been established. We cannot predict the outcome of the pending litigation.

Mercury and Other Hazardous Air Pollutants (HAPs) Regulation

In 2012, the Federal EPA issued a rule addressing a broad range of HAPs from coal and oil-fired power plants.  The rule establishes unit-specific emission rates for mercury, PM (as a surrogate for particles of nonmercury metals) and hydrogen chloride (as a surrogate for acid gases) for units burning coal on a 30-day rolling average basis.  In addition, the rule proposes work practice standards, such as boiler tune-ups, for controlling emissions of organic HAPs and dioxin/furans.  The effective date of the final rule was April 16, 2012 and compliance is required within three years.  Petitions for administrative reconsideration and judicial review were filed.  In 2012, the Federal EPA published a notice announcing that it would accept comments on its reconsideration of certain issues related to the new source standards, including clarification of the requirements that apply during periods of start-up and shut down, measurement issues and the application of variability factors that may have an impact on the level of the standards.  The Federal EPA issued revisions to the new source standards consistent with the proposed rule, except the start-up and shut down provisions in March 2013.  A final rule on reconsideration was issued in 2014 and a proposed rule containing technical corrections was issued in early 2015, but it has not yet been published in the Federal Register. In April 2014, the U.S. Court of Appeals for the District of Columbia Circuit denied all of the petitions for review of the April 2012 final rule. Industry trade groups and several states filed petitions for further review in the U.S. Supreme Court and the court granted those petitions in November 2014.

The final rule contains a slightly less stringent PM limit for existing sources than the original proposal and the revised rule provides alternative work practice standards for operators during start-up and shut down periods.  We have obtained a one-year administrative extension at several units to facilitate the installation of controls or to avoid a serious reliability problem.  In addition, the Federal EPA issued an enforcement policy describing the circumstances under which an administrative consent order might be issued to provide a fifth year for the installation of controls or completion of reliability upgrades.  We remain concerned about the availability of compliance extensions, the inability to foreclose citizen suits being filed under the CAA for failure to achieve compliance by the required deadlines and the lack of coordination among the Mercury and Air Toxics Standards schedule and other environmental requirements.

Climate Change, CO2 Regulation and Energy Policy

National public policy makers and regulators in the 11 states we serve have diverse views on climate change, carbon regulation and energy policy.  We are currently focused on responding to these emerging views with prudent actions across a range of plausible scenarios and outcomes.  We are active participants in both state and federal policy development to assure that any proposed new requirements are feasible and the economies of the states we serve are not placed at a competitive disadvantage.

Several states have adopted programs that directly regulate CO2 emissions from power plants.  The majority of the states where we have generating facilities have passed legislation establishing renewable energy, alternative energy and/or energy efficiency requirements that can assist in reducing carbon emissions.  We are taking steps to comply with these requirements, including increasing our wind power purchases and broadening our portfolio of energy efficiency programs.

In the absence of comprehensive federal climate change or energy policy legislation, President Obama issued a memorandum to the Administrator of the Federal EPA directing the agency to develop and issue a new proposal regulating carbon emissions from new electric generating units under the CAA.  The new proposal was issued in September 2013 and requires new large natural gas units to meet a limit of 1,000 pounds of CO2 per MWh of electricity generated and small natural gas units to meet a limit of 1,100 pounds of CO2 per MWh.  New coal-fired units are required to meet a limit of 1,100 pounds of CO2 per MWh, with the option to meet a 1,000 pound per MWh limit if they choose to average emissions over multiple years.  This proposal was published in the Federal Register in January 2014 and the comment period has closed.

The Federal EPA was also directed to develop and issue a separate proposal regulating carbon emissions from modified and reconstructed electric generating units (EGUs) and to issue guidelines for existing EGUs before June 2014, to finalize those standards by June 2015 and to require states to submit revisions to their implementation plans including such standards no later than June 2016. The Federal EPA issued guidelines for the development of standards for existing sources in June 2014. The guidelines use a “portfolio” approach to reducing emissions from existing sources that includes efficiency improvements at coal plants, displacing coal-fired generation with increased utilization of natural gas combined cycle units, expanding renewable generation resources and increasing customer energy efficiency. Comments were due in December 2014. The Federal EPA also issued proposed regulations governing emissions of CO2 from modified and reconstructed EGUs in June 2014 and comments were due in October 2014. The standards for modified and reconstructed units include several options, including use of historic baselines or energy efficiency audits to establish source-specific CO2 emission rates or to limit CO2 emission rates which could be no less than 1,900 pounds per MWh at larger coal units and 2,100 pounds per MWh at smaller coal units. The Federal EPA announced in January 2015 that the schedule for finalizing its action on all of these standards will extend into the summer of 2015 and that it will develop and propose for public comment a model FIP that will be finalized for individual states that fail to submit a timely state plan to implement the existing source standards. We cannot currently predict the impact these programs may have on future resource plans or our existing generating fleet, but the costs may be substantial.

In 2012, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision upholding, in all material respects, the Federal EPA’s endangerment finding, its regulatory program for CO2 emissions from new motor vehicles and its plan to phase in regulation of CO2 emissions from stationary sources under the Prevention of Significant Deterioration (PSD) and Title V operating permit programs. In June 2014, the U.S. Supreme Court determined that the Federal EPA was not compelled to regulate CO2 emissions from stationary sources under the Title V or PSD programs as a result of its adoption of the motor vehicle standards, but that sources otherwise required to obtain a PSD permit may be required to perform a Best Available Control Technology analysis for CO2 emissions if they exceed a reasonable level.

Federal and state legislation or regulations that mandate limits on the emission of CO2 could result in significant increases in capital expenditures and operating costs, which in turn, could lead to increased liquidity needs and higher financing costs.  Excessive costs to comply with future legislation or regulations might force our utility subsidiaries to close some coal-fired facilities and could lead to possible impairment of assets.

Coal Combustion Residual Rule

In 2010, the Federal EPA published a proposed rule to regulate the disposal and beneficial re-use of coal combustion residuals (CCR), including fly ash and bottom ash generated at coal-fired electric generating units and also FGD gypsum generated at some coal-fired plants.  The proposed rule contained two alternative proposals.  One proposal would impose federal hazardous waste disposal and management standards on these materials and another would allow states to retain primary authority to regulate the beneficial re-use and disposal of these materials under state solid waste management standards, including minimum federal standards for disposal and management.  Both proposals would impose stringent requirements for the construction of new coal ash landfills and existing unlined surface impoundments.

Various environmental organizations and industry groups filed a petition seeking to establish deadlines for a final rule.  To comply with a court-ordered deadline, the Federal EPA issued a prepublication copy of its final rule in December 2014. The final rule was published in the Federal Register in April 2015 and becomes effective six months after publication. We are in the process of evaluating the impact of this rule and have not yet determined an estimate of the expected increase in asset retirement obligations. Upon completion of the evaluation, we expect to record an increase in asset retirement obligations in the second quarter of 2015 due to this publication.

In the final rule, the Federal EPA elected to regulate CCR as a non-hazardous solid waste and issued new minimum federal solid waste management standards. On the effective date, the rule applies to new and existing active CCR landfills and CCR surface impoundments at operating electric utility or independent power production facilities. The rule imposes new and additional construction and operating obligations, including location restrictions, liner criteria, structural integrity requirements for impoundments, operating criteria and additional groundwater monitoring requirements. The rule does not apply to inactive CCR landfills and inactive surface impoundments at retired generating stations or the beneficial use of CCR. The rule is self-implementing so state action is not required. Because of this self-implementing feature, the rule contains extensive record keeping, notice and internet posting requirements. Because we currently use surface impoundments and landfills to manage CCR materials at our generating facilities, we will incur significant costs to upgrade or close and replace these existing facilities at some point in the future as the new rule is implemented. We continue to review the new rule and evaluate its costs and impacts to our operations, including ongoing monitoring requirements.

In February 2014, the Federal EPA completed a risk evaluation of the beneficial uses of coal fly ash in concrete and FGD gypsum in wallboard and concluded that the Federal EPA supports these beneficial uses.  Currently, approximately 40% of the coal ash and other residual products from our generating facilities are re-used in the production of cement and wallboard, as structural fill or soil amendments, as abrasives or road treatment materials and for other beneficial uses.  Encapsulated beneficial uses are not materially impacted by the new rule but additional demonstrations may be required to continue land applications in significant amounts except in road construction projects.

Clean Water Act (CWA) Regulations

In 2014, the Federal EPA issued a final rule setting forth standards for existing power plants that is intended to reduce mortality of aquatic organisms pinned against a plant’s cooling water intake screen (impingement) or entrained in the cooling water.  Entrainment is when small fish, eggs or larvae are drawn into the cooling water system and affected by heat, chemicals or physical stress.  The final rule affects all plants withdrawing more than two million gallons of cooling water per day. The rule offers seven technology options to comply with the impingement standard and requires site-specific studies to determine appropriate entrainment compliance measures at facilities withdrawing more than 125 million gallons per day. Additional requirements may be imposed as a result of consultation with other federal agencies to protect threatened and endangered species and their habitats. Facilities with existing closed cycle recirculating cooling systems, as defined in the rule, are not expected to require any technology changes. Facilities subject to both the impingement standard and site-specific entrainment studies will typically be given at least three years to conduct and submit the results of those studies to the permit agency. Compliance timeframes will then be established by the permit agency through each facility’s National Pollutant Discharge Elimination System (NPDES) permit for installation of any required technology changes, as those permits are renewed over the next five to eight years. Petitions for review of the final rule have been filed by industry and environmental groups and are currently pending in the U.S. Court of Appeals for the Second Circuit.

In addition, the Federal EPA issued an information collection request and is developing revised effluent limitation guidelines for electricity generating facilities.  A proposed rule was signed in April 2013 with a final rule expected in September 2015.  The Federal EPA proposed eight options of increasing stringency and cost for fly ash and bottom ash transport water, scrubber wastewater, leachate from coal combustion byproduct landfills and impoundments and other wastewaters associated with coal-fired generating units, with four labeled preferred options.  Certain of the Federal EPA's preferred options have already been implemented or are part of our long-term plans.  We continue to review the proposal in detail to evaluate whether our plants are currently meeting the proposed limitations, what technologies have been incorporated into our long-range plans and what additional costs might be incurred if the Federal EPA's most stringent options were adopted.  We submitted detailed comments to the Federal EPA in September 2013 and participated in comments filed by various organizations of which we are members.

In April 2014, the Federal EPA and the U.S. Army Corps of Engineers jointly issued a proposed rule to clarify the scope of the regulatory definition of “waters of the United States” in light of recent U.S. Supreme Court cases and published the proposed rule in the Federal Register. The CWA provides for federal jurisdiction over “navigable waters” defined as “the waters of the United States.” This proposed jurisdictional definition will apply to all CWA programs, potentially impacting generation, transmission and distribution permitting and compliance requirements. Among those programs are: permits for wastewater and storm water discharges, permits for impacts to wetlands and water bodies and oil spill prevention planning. We agree that clarity and efficiency in the permitting process is needed. We are concerned that the proposed rule introduces new concepts and could subject more of our operations to CWA jurisdiction, thereby increasing the time and complexity of permitting. We submitted detailed comments to the Federal EPA in November 2014 and also participated in comments filed by various organizations of which we are members.

RESULTS OF OPERATIONS

SEGMENTS

Our primary business is the generation, transmission and distribution of electricity. Within our Vertically Integrated Utilities segment, we centrally dispatch generation assets and manage our overall utility operations on an integrated basis because of the substantial impact of cost-based rates and regulatory oversight. Intersegment sales and transfers are generally based on underlying contractual arrangements and agreements.

Our reportable segments and their related business activities are outlined below:

Vertically Integrated Utilities

•	Generation, transmission and distribution of electricity for sale to retail and wholesale customers through assets owned and operated by AEGCo, APCo, I&M, KGPCo, KPCo, PSO, SWEPCo and WPCo.

Transmission and Distribution Utilities

•	Transmission and distribution of electricity for sale to retail and wholesale customers through assets owned and operated by OPCo, TCC and TNC.

•	OPCo purchases energy to serve SSO customers and provides capacity for all connected load.

AEP Transmission Holdco

•
Development, construction and operation of transmission facilities through investments in our wholly-owned transmission subsidiaries and transmission only joint ventures.  These investments have PUCT-approved or FERC-approved returns on equity.

Generation & Marketing

•	Nonregulated generation in ERCOT and PJM.

•	Marketing, risk management and retail activities in ERCOT, PJM and MISO.

AEP River Operations

•	Commercial barging operations that transport liquids, coal and dry bulk commodities primarily on the Ohio, Illinois and lower Mississippi Rivers.

The table below presents Earnings Attributable to AEP Common Shareholders by segment for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Vertically Integrated Utilities	$299	$278
Transmission and Distribution Utilities	97	97
AEP Transmission Holdco	36	24
Generation & Marketing	187	163
AEP River Operations	11	3
Corporate and Other (a)	(1)	(5)
Earnings Attributable to AEP Common Shareholders	$629	$560

(a)
While not considered a reportable segment, Corporate and Other primarily includes the purchasing of receivables from certain AEP utility subsidiaries. This segment also includes Parent's guarantee revenue received from affiliates, investment income, interest income and interest expense and other nonallocated costs.

AEP CONSOLIDATED

First Quarter of 2015 Compared to First Quarter of 2014

Earnings Attributable to AEP Common Shareholders increased from $560 million in 2014 to $629 million in 2015 primarily due to:

•	Successful rate proceedings in our various jurisdictions.

•	A decrease in employee related expenses.

•	An increase in transmission investment which resulted in higher revenues and income.

•	Favorable trading and marketing activity.

These increases were partially offset by:

•	A decrease in off-system sales margins due to lower market prices and reduced sales volumes.

•	A decrease in weather normalized sales.

Our results of operations by operating segment are discussed below.

VERTICALLY INTEGRATED UTILITIES

	Three Months Ended March 31,
Vertically Integrated Utilities	2015	2014
	(in millions)
Revenues	$2,505	$2,586
Fuel and Purchased Electricity	983	1,094
Gross Margin	1,522	1,492
Other Operation and Maintenance	576	576
Depreciation and Amortization	272	263
Taxes Other Than Income Taxes	97	96
Operating Income	577	557
Interest and Investment Income	1	1
Carrying Costs Income (Expense)	2	(1)
Allowance for Equity Funds Used During Construction	14	10
Interest Expense	(131)	(131)
Income Before Income Tax Expense and Equity Earnings	463	436
Income Tax Expense	164	157
Equity Earnings of Unconsolidated Subsidiaries	1	—
Net Income	300	279
Net Income Attributable to Noncontrolling Interests	1	1
Earnings Attributable to AEP Common Shareholders	$299	$278

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Three Months Ended March 31,
	2015	2014
	(in millions of KWhs)
Retail:
Residential	10,379	10,905
Commercial	6,011	6,115
Industrial	8,360	8,332
Miscellaneous	548	555
Total Retail	25,298	25,907

Wholesale (a)	8,268	10,184
(a) Includes off-system sales, municipalities and cooperatives, unit power and other wholesale customers.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.  In general, degree day changes in our eastern region have a larger effect on revenues than changes in our western region due to the relative size of the two regions and the number of customers within each region.

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Three Months Ended March 31,
	2015	2014
	(in degree days)
Eastern Region
Actual – Heating (a)	2,045	2,128
Normal – Heating (b)	1,604	1,593

Actual – Cooling (c)	—	—
Normal – Cooling (b)	5	5

Western Region
Actual – Heating (a)	1,040	1,186
Normal – Heating (b)	877	887

Actual – Cooling (c)	14	6
Normal – Cooling (b)	23	24

(a)	Eastern Region and Western Region heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Eastern Region and Western Region cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2015 Compared to First Quarter of 2014

Reconciliation of First Quarter of 2014 to First Quarter of 2015
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

First Quarter of 2014	$278

Changes in Gross Margin:
Retail Margins	101
Off-system Sales	(72)
Other Revenues	1
Total Change in Gross Margin	30

Changes in Expenses and Other:
Other Operation and Maintenance	—
Depreciation and Amortization	(9)
Taxes Other Than Income Taxes	(1)
Carrying Costs Income	3
Allowance for Equity Funds Used During Construction	4
Total Change in Expenses and Other	(3)

Income Tax Expense	(7)
Equity Earnings	1

First Quarter of 2015	$299

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $101 million primarily due to the following:

•	The effect of successful rate proceedings in our service territories which include:

•	A $46 million increase primarily due to rate increases in West Virginia and Virginia, including an adjustment due to the amended Virginia law affecting Biennial Reviews.

•	A $30 million rate increase for I&M.

•	An $11 million increase primarily due to revenue increases from SWEPCo rate riders in Louisiana and Texas.

•	A $9 million rate increase for PSO.
For the rate increases described above, $45 million relate to riders/trackers which have corresponding increases in expense items below.

•	A $31 million decrease in PJM expenses net of recovery or offsets.
These increases were partially offset by:

•	A $27 million decrease in weather-normalized load primarily due to lower residential sales in the eastern region.

•	Margins from Off-system Sales decreased $72 million primarily due to lower market prices and decreased sales volumes.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses remained unchanged but included:

•	A $23 million decrease in employee-related expenses.

•	A $23 million increase in recoverable expenses, primarily including PJM expenses currently fully recovered in rate recovery riders/trackers.

•
Depreciation and Amortization expenses increased $9 million primarily due to amortization related to an advanced metering rider implemented in November 2014 in Oklahoma and overall higher depreciable base.

•	Allowance for Equity Funds Used During Construction increased $4 million primarily due to increases in environmental construction and transmission projects.

•	Income Tax Expense increased $7 million primarily due to an increase in pretax book income, partially offset by other book/tax differences which are accounted for on a flow-through basis.

TRANSMISSION AND DISTRIBUTION UTILITIES

	Three Months Ended March 31,
Transmission and Distribution Utilities	2015	2014
	(in millions)
Revenues	$1,270	$1,215
Purchased Electricity	421	403
Amortization of Generation Deferrals	31	31
Gross Margin	818	781
Other Operation and Maintenance	319	293
Depreciation and Amortization	168	161
Taxes Other Than Income Taxes	122	119
Operating Income	209	208
Interest and Investment Income	2	3
Carrying Costs Income	6	7
Allowance for Equity Funds Used During Construction	4	3
Interest Expense	(70)	(70)
Income Before Income Tax Expense	151	151
Income Tax Expense	54	54
Net Income	97	97
Net Income Attributable to Noncontrolling Interests	—	—
Earnings Attributable to AEP Common Shareholders	$97	$97

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Three Months Ended March 31,
	2015	2014
	(in millions of KWhs)
Retail:
Residential	7,266	7,527
Commercial	5,915	5,902
Industrial	5,280	5,143
Miscellaneous	161	171
Total Retail (a)	18,622	18,743

Wholesale (b)	534	700

(a) Represents energy delivered to distribution customers.
(b) Ohio's contractually obligated purchases of OVEC power sold into PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.  In general, degree day changes in our eastern region have a larger effect on revenues than changes in our western region due to the relative size of the two regions and the number of customers within each region.

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Three Months Ended March 31,
	2015	2014
	(in degree days)
Eastern Region
Actual – Heating (a)	2,438	2,409
Normal – Heating (b)	1,881	1,880

Actual – Cooling (c)	—	—
Normal – Cooling (b)	3	3

Western Region
Actual – Heating (a)	320	300
Normal – Heating (b)	188	196

Actual – Cooling (d)	41	70
Normal – Cooling (b)	109	108

(a) Heating degree days are calculated on a 55 degree temperature base.
(b) Normal Heating/Cooling represents the thirty-year average of degree days.
(c) Eastern Region cooling degree days are calculated on a 65 degree temperature base.
(d) Western Region cooling degree days are calculated on a 70 degree temperature base.

First Quarter of 2015 Compared to First Quarter of 2014

Reconciliation of First Quarter of 2014 to First Quarter of 2015
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

First Quarter of 2014	$97

Changes in Gross Margin:
Retail Margins	31
Off-System Sales	1
Transmission Revenues	4
Other Revenues	1
Total Change in Gross Margin	37

Changes in Expenses and Other:
Other Operation and Maintenance	(26)
Depreciation and Amortization	(7)
Taxes Other Than Income Taxes	(3)
Interest and Investment Income	(1)
Carrying Costs Income	(1)
Allowance for Equity Funds Used During Construction	1
Total Change in Expenses and Other	(37)

Income Tax Expense	—

First Quarter of 2015	$97

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins increased $31 million primarily due to the following:

•	A $17 million increase in TCC and TNC revenues primarily due to the recovery of ERCOT transmission expenses, which is offset in Other Operation and Maintenance expenses below.

•	A $12 million increase in Ohio base rates due to the discontinuance of seasonal rates.

•	Transmission Revenues increased $4 million primarily due to increased transmission investment in ERCOT.

Expenses and Other changed between years as follows:

•	Other Operation and Maintenance expenses increased $26 million primarily due to the following:

•	A $23 million increase in recoverable expenses, including ERCOT expenses and PJM expenses, currently fully recovered in rate recovery riders/trackers.

•	A $13 million increase due to the amortization of 2012 Ohio deferred storm expenses. This increase was offset by a corresponding increase in Retail Margins above.

•	A $6 million increase due to PUCO ordered contributions to the Ohio Growth Fund.
These increases were partially offset by:

•
A $10 million decrease in the Ohio Energy Efficiency (EE), Peak Demand Reduction Cost Recovery Rider (PDR) costs and associated deferrals. This decrease was offset by a corresponding decrease in Retail Margins above.

•
A $6 million decrease in remitted Ohio Universal Service Fund (USF) surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This decrease was offset by a corresponding decrease in Retail Margins above.

•	Depreciation and Amortization expenses increased $7 million primarily due to the following:

•	A $4 million increase due to an increase in the depreciable base of transmission and distribution assets.

•	A $3 million increase in TCC's securitization transition asset, which is partially offset in Other Revenues.

AEP TRANSMISSION HOLDCO

	Three Months Ended March 31,
AEP Transmission Holdco	2015	2014
	(in millions)
Transmission Revenues	$58	$28
Gross Margin	58	28
Other Operation and Maintenance	8	5
Depreciation and Amortization	9	5
Taxes Other Than Income Taxes	16	7
Operating Income	25	11
Allowance for Equity Funds Used During Construction	12	9
Interest Expense	(8)	(5)
Income Before Income Tax Expense and Equity Earnings	29	15
Income Tax Expense	14	8
Equity Earnings of Unconsolidated Subsidiaries	22	17
Net Income	37	24
Net Income Attributable to Noncontrolling Interests	1	—
Earnings Attributable to AEP Common Shareholders	$36	$24

Summary of Net Plant in Service and CWIP for Transmission Holdco

	As of March 31,
	2015	2014
	(in millions)
Net Plant in Service	$1,832	$1,024
CWIP	1,120	804

First Quarter of 2015 Compared to First Quarter of 2014

Reconciliation of First Quarter of 2014 to First Quarter of 2015
Earnings Attributable to AEP Common Shareholders from Transmission Holdco
(in millions)

First Quarter of 2014	$24

Changes in Transmission Revenues:
Transmission Revenues	30
Total Change in Transmission Revenues	30

Changes in Expenses and Other:
Other Operation and Maintenance	(3)
Depreciation and Amortization	(4)
Taxes Other Than Income Taxes	(9)
Allowance for Equity Funds Used During Construction	3
Interest Expense	(3)
Total Change in Expenses and Other	(16)

Income Tax Expense	(6)
Equity Earnings	5
Net Income Attributable to Noncontrolling Interests	(1)

First Quarter of 2015	$36

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and non-affiliates, were as follows:

•	Transmission Revenues increased $30 million primarily due to an increase in projects placed in-service by our wholly-owned transmission subsidiaries.

Expenses and Other, Income Tax Expense and Equity Earnings changed between years as follows:

•	Other Operation and Maintenance expenses increased $3 million primarily due to increased transmission investment.

•	Depreciation and Amortization expenses increased $4 million primarily due to higher depreciable base.

•	Taxes Other Than Income Taxes increased $9 million primarily due to increased property taxes.

•	Allowance for Equity Funds Used During Construction increased $3 million primarily due to increased transmission investment.

•	Interest Expense increased $3 million primarily due to higher outstanding long-term debt balances.

•	Income Tax Expense increased $6 million primarily due to an increase in pretax book income.

•	Equity Earnings increased $5 million primarily due to an increase in transmission investment by ETT.

GENERATION & MARKETING

	Three Months Ended March 31,
Generation & Marketing	2015	2014
	(in millions)
Revenues	$1,170	$1,251
Fuel, Purchased Electricity and Other	716	805
Gross Margin	454	446
Other Operation and Maintenance	100	116
Depreciation and Amortization	50	57
Taxes Other Than Income Taxes	9	12
Operating Income	295	261
Interest and Investment Income	1	1
Interest Expense	(11)	(12)
Income Before Income Tax Expense	285	250
Income Tax Expense	98	87
Net Income	187	163
Net Income Attributable to Noncontrolling Interests	—	—
Earnings Attributable to AEP Common Shareholders	$187	$163

Summary of MWhs Generated for Generation & Marketing

	Three Months Ended March 31,
	2015	2014
	(in millions of MWhs)
Fuel Type:
Coal	10	12
Natural Gas	4	2
Total MWhs	14	14

First Quarter of 2015 Compared to First Quarter of 2014

Reconciliation of First Quarter of 2014 to First Quarter of 2015
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

First Quarter of 2014	$163

Changes in Gross Margin:
Generation	(24)
Retail, Trading and Marketing	34
Other	(2)
Total Change in Gross Margin	8

Changes in Expenses and Other:
Other Operation and Maintenance	16
Depreciation and Amortization	7
Taxes Other Than Income Taxes	3
Interest Expense	1
Total Change in Expenses and Other	27

Income Tax Expense	(11)

First Quarter of 2015	$187

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost of service for retail operations were as follows:

•	Generation decreased $24 million primarily due to lower capacity revenue.

•	Retail, Trading and Marketing increased $34 million primarily due to favorable wholesale trading and marketing performance.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $16 million primarily due to a decrease in plant outage and maintenance costs.

•	Depreciation and Amortization expenses decreased $7 million primarily due to reduced plant in service.

•	Income Tax Expense increased $11 million primarily due to an increase in pretax book income.

AEP RIVER OPERATIONS

First Quarter of 2015 Compared to First Quarter of 2014

Earnings Attributable to AEP Common Shareholders from our AEP River Operations segment increased from income of $3 million in 2014 to income of $11 million in 2015 primarily due to a reduction in operating expenses, including lower fuel prices and reduced consumption, lower barge and boat charter expenses and reduced purchases of towing and port services.

CORPORATE AND OTHER

First Quarter of 2015 Compared to First Quarter of 2014

Earnings Attributable to AEP Common Shareholders from Corporate and Other increased from a loss of $5 million in 2014 to a loss of $1 million in 2015 primarily due to other book/tax differences which are accounted for on a flow-through basis.

AEP SYSTEM INCOME TAXES

First Quarter of 2015 Compared to First Quarter of 2014

Income Tax Expense increased $26 million primarily due to an increase in pretax book income, partially offset by other book/tax differences which are accounted for on a flow-through basis.

FINANCIAL CONDITION

We measure our financial condition by the strength of our balance sheet and the liquidity provided by our cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	March 31, 2015		December 31, 2014
	(dollars in millions)
Long-term Debt, including amounts due within one year	$19,229	51.5%	$18,684	50.7%
Short-term Debt	855	2.3	1,346	3.6
Total Debt	20,084	53.8	20,030	54.3
AEP Common Equity	17,241	46.2	16,820	45.7
Noncontrolling Interests	7	—	4	—
Total Debt and Equity Capitalization	$37,332	100.0%	$36,854	100.0%

Our ratio of debt-to-total capital improved from 54.3% as of December 31, 2014 to 53.8% as of March 31, 2015 primarily due to an increase in our common equity from earnings.

Liquidity

Liquidity, or access to cash, is an important factor in determining our financial stability.  We believe we have adequate liquidity under our existing credit facilities.  As of March 31, 2015, we had $3.5 billion in aggregate credit facility commitments to support our operations.  Additional liquidity is available from cash from operations and a receivables securitization agreement.  We are committed to maintaining adequate liquidity.  We generally use short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged.  Sources of long-term funding include issuance of long-term debt, sale-and-leaseback or leasing agreements or common stock.

Commercial Paper Credit Facilities

We manage our liquidity by maintaining adequate external financing commitments.  As of March 31, 2015, our available liquidity was approximately $3.5 billion as illustrated in the table below:

		Amount	Maturity
		(in millions)
Commercial Paper Backup:
	Revolving Credit Facility	$1,750	June 2017
	Revolving Credit Facility	1,750	July 2018
Total		3,500
Cash and Cash Equivalents		190
Total Liquidity Sources		3,690
Less:	AEP Commercial Paper Outstanding	115
	Letters of Credit Issued	75

Net Available Liquidity		$3,500

We have credit facilities totaling $3.5 billion to support our commercial paper program.  The credit facilities allow us to issue letters of credit in an amount up to $1.2 billion.

We use our commercial paper program to meet the short-term borrowing needs of our subsidiaries.  The program is used to fund both a Utility Money Pool, which funds the utility subsidiaries, and a Nonutility Money Pool, which funds the majority of the nonutility subsidiaries.  In addition, the program also funds, as direct borrowers, the short-term debt requirements of other subsidiaries that are not participants in either money pool for regulatory or operational reasons.  The maximum amount of commercial paper outstanding during the first three months of 2015 was $788 million.  The weighted-average interest rate for our commercial paper during 2015 was 0.46%.

Other Credit Facilities

We issue letters of credit under a $100 million uncommitted facility. As of March 31, 2015, the maximum future payments for letters of credit issued under the uncommitted facility were $100 million with a maturity of July 2015. An uncommitted facility gives the issuer of the facility the right to accept or decline each request we make under the facility.

Securitized Accounts Receivable

Our receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables. This agreement expires in June 2016.

Debt Covenants and Borrowing Limitations

Our credit agreements contain certain covenants and require us to maintain our percentage of debt to total capitalization at a level that does not exceed 67.5%. The method for calculating outstanding debt and capitalization is contractually defined in our credit agreements. Debt as defined in the revolving credit agreements excludes securitization bonds and debt of AEP Credit. As of March 31, 2015, this contractually-defined percentage was 50.8%. Nonperformance under these covenants could result in an event of default under these credit agreements. As of March 31, 2015, we complied with all of the covenants contained in these credit agreements. In addition, the acceleration of our payment obligations, or the obligations of certain of our major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under these credit agreements. This condition also applies in a majority of our non-exchange traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable. However, a default under our non-exchange traded commodity contracts does not cause an event of default under our credit agreements.

The revolving credit facilities do not permit the lenders to refuse a draw on any facility if a material adverse change occurs.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders and we manage our borrowings to stay within those authorized limits.

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.53 per share in April 2015. Future dividends may vary depending upon our profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Our income primarily derives from our common stock equity in the earnings of our utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of our utility subsidiaries to transfer funds to us in the form of dividends.

We do not believe restrictions related to our various financing arrangements and regulatory requirements will have any significant impact on Parent’s ability to access cash to meet the payment of dividends on its common stock.

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

CASH FLOW

Managing our cash flows is a major factor in maintaining our liquidity strength.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Cash and Cash Equivalents at Beginning of Period	$163	$118
Net Cash Flows from Operating Activities	1,257	1,133
Net Cash Flows Used for Investing Activities	(1,017)	(981)
Net Cash Flows from (Used for) Financing Activities	(213)	22
Net Increase in Cash and Cash Equivalents	27	174
Cash and Cash Equivalents at End of Period	$190	$292

Cash from operations and short-term borrowings provides working capital and allows us to meet other short-term cash needs.

Operating Activities

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net Income	$631	$561
Depreciation and Amortization	505	491
Other	121	81
Net Cash Flows from Operating Activities	$1,257	$1,133

Net Cash Flows from Operating Activities were $1.3 billion in 2015 consisting primarily of Net Income of $631 million and $505 million of noncash Depreciation and Amortization. Other changes represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities. Deferred Income Taxes increased primarily due to provisions in the Taxpayer Relief Act of 2014 and an increase in tax/book temporary differences from operations. The reduction in Fuel, Material and Supplies balances reflects a decrease in fuel inventory due to the cold winter weather and increased generation.

Net Cash Flows from Operating Activities were $1.1 billion in 2014 consisting primarily of Net Income of $561 million and $491 million of noncash Depreciation and Amortization partially offset by $137 million of fuel cost deferrals and $56 million of Ohio capacity deferrals as a result of the PUCO's July 2012 approval of a capacity deferral mechanism. Other changes represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities. Deferred Income Taxes increased primarily due to provisions in the Taxpayer Relief Act of 2012 and an increase in tax/book temporary differences from operations. The reduction in Fuel, Material and Supplies balances reflects a decrease in fuel inventory due to the cold winter weather and increased generation.

Investing Activities

	Three Months Ended March 31,
	2015	2014
	(in millions)
Construction Expenditures	$(1,077)	$(907)
Acquisitions of Nuclear Fuel	(52)	(49)
Acquisitions of Assets/Businesses	(2)	(43)
Other	114	18
Net Cash Flows Used for Investing Activities	$(1,017)	$(981)

Net Cash Flows Used for Investing Activities were $1 billion in 2015 primarily due to Construction Expenditures for environmental, distribution and transmission investments.

Net Cash Flows Used for Investing Activities were $981 million in 2014 primarily due to Construction Expenditures for environmental, distribution and transmission investments. We also purchased transmission assets for $38 million.

Financing Activities

	Three Months Ended March 31,
	2015	2014
	(in millions)
Issuance of Common Stock, Net	$31	$15
Issuance/Retirement of Debt, Net	44	281
Dividends Paid on Common Stock	(260)	(245)
Other	(28)	(29)
Net Cash Flows from (Used for) Financing Activities	$(213)	$22

Net Cash Flows Used for Financing Activities in 2015 were $213 million. Our net debt issuances were $44 million. The net issuances included issuances of $700 million of senior unsecured notes, $54 million of pollution control bonds and $20 million of other debt notes offset by retirements of $153 million of securitization bonds, $54 million of pollution control bonds, $32 million of senior unsecured and other debt notes and a decrease in short-term borrowing of $491 million. We paid common stock dividends of $260 million. See Note 11 - Financing Activities for a complete discussion of long-term debt issuances and retirements.

Net Cash Flows from Financing Activities in 2014 were $22 million. Our net debt issuances were $281 million. The net issuances included issuances of $76 million of other debt notes and an increase in short-term borrowing of $575 million offset by retirements of $258 million of senior unsecured and other debt notes and $112 million of securitization bonds. We paid common stock dividends of $245 million. See Note 11 - Financing Activities for a complete discussion of long-term debt issuances and retirements.

In April 2015, APCo issued $86 million of 1.9% Pollution Control Bonds due in 2019.

In April 2015, OPCo retired $86 million of 3.125% Pollution Control Bonds due in 2015.

In April 2015, SWEPCo retired $100 million of 5.375% Senior Unsecured Notes due in 2015.

OFF-BALANCE SHEET ARRANGEMENTS

Our current guidelines restrict the use of off-balance sheet financing entities or structures to traditional operating lease arrangements that we enter in the normal course of business.  The following identifies significant off-balance sheet arrangements:

	March 31, 2015	December 31, 2014
	(in millions)
Rockport Plant, Unit 2 Future Minimum Lease Payments	$1,184	$1,184
Railcars Maximum Potential Loss from Lease Agreement	19	19

For complete information on each of these off-balance sheet arrangements, see the “Off-balance Sheet Arrangements” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2014 Annual Report.

CONTRACTUAL OBLIGATION INFORMATION

A summary of our contractual obligations is included in our 2014 Annual Report and has not changed significantly from year-end other than the debt issuances and retirements discussed in the “Cash Flow” section above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES, NEW ACCOUNTING PRONOUNCEMENTS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2014 Annual Report for a discussion of the estimates and judgments required for regulatory accounting, revenue recognition, derivative instruments, the valuation of long-lived assets, the accounting for pension and other postretirement benefits and the impact of new accounting pronouncements.

ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Adopted During the First Quarter of 2015

The FASB issued ASU 2014-08 “Presentation of Financial Statements and Property, Plant and Equipment” changing the presentation of discontinued operations on the statements of income and other requirements for reporting discontinued operations. Under the new standard, a disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held-for-sale or is disposed. The amendments in this update also require additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. We adopted ASU 2014-08 effective January 1, 2015. There were no events requiring application of the new accounting guidance.

Pronouncements Effective in the Future

The FASB issued ASU 2014-09 "Revenue from Contracts with Customers" clarifying the method used to determine the timing and requirements for revenue recognition on the statements of income. Under the new standard, an entity must identify the performance obligations in a contract, the transaction price and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016. We are analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on revenue or net income. We plan to adopt ASU 2014-09 effective January 1, 2017.

The FASB issued ASU 2015-01 "Income Statement – Extraordinary and Unusual Items" eliminating the concept of extraordinary items for presentation on the face of the income statement. Under the new standard, a material event or transaction that is unusual in nature, infrequent or both shall be reported as a separate component of income from continuing operations. Alternatively, it may be disclosed in the notes to financial statements. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted if applied from the beginning of a fiscal year. As applicable, this standard may change the presentation of amounts in the income statements. We plan to adopt ASU 2015-01 effective January 1, 2016.

The FASB issued ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs" to simplify the presentation of debt issuance costs on the balance sheets. Under the new standard, debt issuance costs related to a recognized debt liability will be presented on the balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with discounts. We include debt issuance costs in Deferred Charges and Other Noncurrent Assets on the balance sheets. Debt issuance costs represent less than 1% of total long-term debt. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. We intend to early adopt ASU 2015-03 for the 2015 Form 10-K.

The FASB issued ASU 2015-05 "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" to provide guidance to customers about whether a cloud computing arrangement includes a software license. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. We are analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on net income. We plan to adopt ASU 2015-05 effective January 1, 2016.

Future Accounting Changes

The FASB’s standard-setting process is ongoing and until new standards have been finalized and issued, we cannot determine the impact on the reporting of our operations and financial position that may result from any such future changes.  The FASB is currently working on several projects including financial instruments, leases, insurance, hedge accounting and consolidation policy.  The ultimate pronouncements resulting from these and future projects could have an impact on future net income and financial position.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

Our Vertically Integrated Utilities segment is exposed to certain market risks as a major power producer and through its transactions in power, coal, natural gas and marketing contracts. These risks include commodity price risk, interest rate risk and credit risk. In addition, we are exposed to foreign currency exchange risk as we occasionally procure various services and materials used in our energy business from foreign suppliers. These risks represent the risk of loss that may impact us due to changes in the underlying market prices or rates.

Our Transmission and Distribution Utilities segment is exposed to FTR price risk as it relates to RTO congestion during the June 2012 - May 2015 Ohio ESP period. Additional risks include energy procurement risk and interest rate risk.

Our Generation & Marketing segment conducts marketing, risk management and retail activities in ERCOT, PJM and MISO. This segment is exposed to certain market risks as a marketer of wholesale and retail electricity. These risks include commodity price risk, interest rate risk and credit risk. These risks represent the risk of loss that may impact us due to changes in the underlying market prices or rates. In addition, our Generation & Marketing segment is also exposed to certain market risks as a major power producer and through its transactions in wholesale electricity, natural gas and coal trading and marketing contracts.

We employ risk management contracts including physical forward purchase-and-sale contracts and financial forward purchase-and-sale contracts.  We engage in risk management of power, coal, natural gas and, to a lesser extent, heating oil, gasoline and other commodity contracts to manage the risk associated with our energy business.  As a result, we are subject to price risk.  The amount of risk taken is determined by the Commercial Operations, Energy Supply, and Finance groups in accordance with our established risk management policies as approved by the Finance Committee of our Board of Directors.  Our market risk oversight staff independently monitors our risk policies, procedures and risk levels and provides members of the Commercial Operations Risk Committee (Regulated Risk Committee) and the Energy Supply Risk Committee (Competitive Risk Committee) various daily and quarterly reports regarding compliance with policies, limits and procedures.  The Regulated Risk Committee consists of AEPSC’s Chief Operating Officer, Chief Financial Officer, Executive Vice President of Generation, Senior Vice President of Commercial Operations and Chief Risk Officer.  The Competitive Risk Committee consists of AEPSC’s Chief Operating Officer, Chief Financial Officer, and Chief Risk Officer in addition to Energy Supply’s President and Vice President.  When commercial activities exceed predetermined limits, we modify the positions to reduce the risk to be within the limits unless specifically approved by the respective committee.

The following table summarizes the reasons for changes in total MTM value as compared to December 31, 2014:

MTM Risk Management Contract Net Assets (Liabilities)
Three Months Ended March 31, 2015

	Vertically Integrated Utilities	Transmission and Distribution Utilities	Generation & Marketing	Total
	(in millions)
Total MTM Risk Management Contract Net Assets as of December 31, 2014	$36	$46	$140	$222
(Gain) Loss from Contracts Realized/Settled During the Period and Entered in a Prior Period	(24)	(6)	1	(29)
Fair Value of New Contracts at Inception When Entered During the Period (a)	—	—	47	47
Changes in Fair Value Due to Market Fluctuations During the Period (b)	—	—	4	4
Changes in Fair Value Allocated to Regulated Jurisdictions (c)	(5)	4	—	(1)
Total MTM Risk Management Contract Net Assets as of March 31, 2015	$7	$44	$192	243
Commodity Cash Flow Hedge Contracts				(8)
Interest Rate and Foreign Currency Cash Flow Hedge Contracts				(1)
Fair Value Hedge Contracts				(2)
Collateral Deposits				32
Total MTM Derivative Contract Net Assets as of March 31, 2015				$264

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

We have risk management contracts with numerous counterparties. Since open risk management contracts are valued based on changes in market prices of the related commodities, our exposures change daily. As of March 31, 2015, our credit exposure net of collateral to sub investment grade counterparties was approximately 7.9%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss). As of March 31, 2015, the following table approximates our counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10% of Net Exposure	Net Exposure of Counterparties >10%
	(in millions, except number of counterparties)
Investment Grade	$641	$—	$641	2	$261
Split Rating	23	—	23	1	23
Noninvestment Grade	1	1	—	—	—
No External Ratings:
Internal Investment Grade	106	—	106	4	73
Internal Noninvestment Grade	84	18	66	2	37
Total as of March 31, 2015	$855	$19	$836	9	$394

Total as of December 31, 2014	$817	$21	$796	8	$347

In addition, we are exposed to credit risk related to our participation in RTOs. For each of the RTOs in which we participate, this risk is generally determined based on our proportionate share of member gross activity over a specified period of time.

Value at Risk (VaR) Associated with Risk Management Contracts

We use a risk measurement model, which calculates VaR, to measure our commodity price risk in the risk management portfolio. The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, as of March 31, 2015, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

The following tables show the end, high, average and low market risk as measured by VaR for the periods indicated:

VaR Model
Trading Portfolio

Three Months Ended				Twelve Months Ended
March 31, 2015				December 31, 2014
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$—	$1	$—	$—	$—	$3	$1	$—

VaR Model
Non-Trading Portfolio

Three Months Ended				Twelve Months Ended
March 31, 2015				December 31, 2014
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$1	$2	$1	$—	$2	$3	$1	$—

We back-test our VaR results against performance due to actual price movements. Based on the assumed 95% confidence interval, the performance due to actual price movements would be expected to exceed the VaR at least once every 20 trading days.

As our VaR calculation captures recent price movements, we also perform regular stress testing of the trading portfolio to understand our exposure to extreme price movements. We employ a historical-based method whereby the current trading portfolio is subjected to actual, observed price movements from the last several years in order to ascertain which historical price movements translated into the largest potential MTM loss. We then research the underlying positions, price movements and market events that created the most significant exposure and report the findings to the Risk Executive Committee, Regulated Risk Committee, or Competitive Risk Committee as appropriate.

Interest Rate Risk

We utilize an Earnings at Risk (EaR) model to measure interest rate market risk exposure. EaR statistically quantifies the extent to which our interest expense could vary over the next twelve months and gives a probabilistic estimate of different levels of interest expense. The resulting EaR is interpreted as the dollar amount by which actual interest expense for the next twelve months could exceed expected interest expense with a one-in-twenty chance of occurrence. The primary drivers of EaR are from the existing floating rate debt (including short-term debt) as well as long-term debt issuances in the next twelve months. As calculated on debt outstanding as of March 31, 2015 and December 31, 2014, the estimated EaR on our debt portfolio for the following twelve months was $36 million and $33 million, respectively.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2015 and 2014
(in millions, except per-share and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES
Vertically Integrated Utilities	$2,487	$2,549
Transmission and Distribution Utilities	1,206	1,161
Generation & Marketing	859	821
Other Revenues	156	117
TOTAL REVENUES	4,708	4,648

EXPENSES
Fuel and Other Consumables Used for Electric Generation	1,071	1,168
Purchased Electricity for Resale	718	638
Other Operation	746	780
Maintenance	294	292
Depreciation and Amortization	505	491
Taxes Other Than Income Taxes	250	238
TOTAL EXPENSES	3,584	3,607

OPERATING INCOME	1,124	1,041

Other Income (Expense):
Interest and Investment Income	1	1
Carrying Costs Income	8	6
Allowance for Equity Funds Used During Construction	30	22
Interest Expense	(223)	(220)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	940	850

Income Tax Expense	333	307
Equity Earnings of Unconsolidated Subsidiaries	24	18

NET INCOME	631	561

Net Income Attributable to Noncontrolling Interests	2	1

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$629	$560

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	489,597,986	487,867,089

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.29	$1.15

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	489,936,726	488,271,167

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.29	$1.15

CASH DIVIDENDS DECLARED PER SHARE	$0.53	$0.50

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 40.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2015 and 2014
(in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net Income	$631	$561

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $3 and $3 in 2015 and 2014, Respectively	(6)	5
Securities Available for Sale, Net of Tax of $0 and $0 in 2015 and 2014, Respectively	1	—
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $0 in 2015 and 2014, Respectively	—	1

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(5)	6

TOTAL COMPREHENSIVE INCOME	626	567

Total Comprehensive Income Attributable to Noncontrolling Interests	2	1

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$624	$566

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 40.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2015 and 2014
(in millions)
(Unaudited)

	AEP Common Shareholders
	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings		Noncontrolling Interests	Total
TOTAL EQUITY – DECEMBER 31, 2013	508	$3,303	$6,131	$6,766	$(115)	$1	$16,086

Issuance of Common Stock		2	13				15
Common Stock Dividends				(244)		(1)	(245)
Other Changes in Equity				(6)		2	(4)
Net Income				560		1	561
Other Comprehensive Income					6		6
TOTAL EQUITY – MARCH 31, 2014	508	$3,305	$6,144	$7,076	$(109)	$3	$16,419

TOTAL EQUITY – DECEMBER 31, 2014	510	$3,313	$6,204	$7,406	$(103)	$4	$16,824

Issuance of Common Stock		4	27				31
Common Stock Dividends				(259)		(1)	(260)
Other Changes in Equity			3			2	5
Deferred State Income Tax Rate Adjustment			17				17
Net Income				629		2	631
Other Comprehensive Loss					(5)		(5)
Pension and OPEB Adjustment Related to Mitchell Plant					5		5
TOTAL EQUITY – MARCH 31, 2015	510	$3,317	$6,251	$7,776	$(103)	$7	$17,248

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 40.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2015 and December 31, 2014
(in millions)
(Unaudited)

	March 31,	December 31,
	2015	2014
CURRENT ASSETS
Cash and Cash Equivalents	$190	$163
Other Temporary Investments (March 31, 2015 and December 31, 2014 Amounts Include $281 and $371, Respectively, Related to Transition Funding, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding and EIS)	293	386
Accounts Receivable:
Customers	725	727
Accrued Unbilled Revenues	107	146
Pledged Accounts Receivable – AEP Credit	1,005	987
Miscellaneous	78	87
Allowance for Uncollectible Accounts	(26)	(21)
Total Accounts Receivable	1,889	1,926
Fuel	452	587
Materials and Supplies	740	738
Risk Management Assets	138	178
Regulatory Asset for Under-Recovered Fuel Costs	137	127
Margin Deposits	129	95
Prepayments and Other Current Assets	148	278
TOTAL CURRENT ASSETS	4,116	4,478

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	25,856	25,727
Transmission	12,531	12,433
Distribution	17,375	17,157
Other Property, Plant and Equipment (Including Plant to be Retired, Coal Mining and Nuclear Fuel)	5,834	5,770
Construction Work in Progress	3,710	3,218
Total Property, Plant and Equipment	65,306	64,305
Accumulated Depreciation and Amortization	20,496	20,188
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	44,810	44,117

OTHER NONCURRENT ASSETS
Regulatory Assets	4,255	4,264
Securitized Assets	2,001	2,072
Spent Nuclear Fuel and Decommissioning Trusts	2,122	2,096
Goodwill	91	91
Long-term Risk Management Assets	365	294
Deferred Charges and Other Noncurrent Assets	2,278	2,221
TOTAL OTHER NONCURRENT ASSETS	11,112	11,038

TOTAL ASSETS	$60,038	$59,633

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 40.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2015 and December 31, 2014
(dollars in millions)
(Unaudited)

			March 31,	December 31,
			2015	2014
CURRENT LIABILITIES
Accounts Payable			$1,283	$1,287
Short-term Debt:
Securitized Debt for Receivables – AEP Credit			740	744
Other Short-term Debt			115	602
Total Short-term Debt			855	1,346
Long-term Debt Due Within One Year (March 31, 2015 and December 31, 2014 Amounts Include $434 and $431, Respectively, Related to Transition Funding, DCC Fuel, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding and Sabine)			2,451	2,503
Risk Management Liabilities			83	92
Customer Deposits			335	324
Accrued Taxes			846	871
Accrued Interest			227	239
Regulatory Liability for Over-Recovered Fuel Costs			48	55
Other Current Liabilities			1,000	1,250
TOTAL CURRENT LIABILITIES			7,128	7,967

NONCURRENT LIABILITIES
Long-term Debt (March 31, 2015 and December 31, 2014 Amounts Include $2,084 and $2,260, Respectively, Related to Transition Funding, DCC Fuel, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding, Transource Energy and Sabine)			16,778	16,181
Long-term Risk Management Liabilities			156	131
Deferred Income Taxes			11,188	10,986
Regulatory Liabilities and Deferred Investment Tax Credits			3,911	3,892
Asset Retirement Obligations			1,969	1,951
Employee Benefits and Pension Obligations			598	630
Deferred Credits and Other Noncurrent Liabilities			1,062	1,071
TOTAL NONCURRENT LIABILITIES			35,662	34,842

TOTAL LIABILITIES			42,790	42,809

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2015	2014
Shares Authorized	600,000,000	600,000,000
Shares Issued	510,266,134	509,739,159
(20,336,592 Shares were Held in Treasury as of March 31, 2015 and December 31, 2014)			3,317	3,313
Paid-in Capital			6,251	6,204
Retained Earnings			7,776	7,406
Accumulated Other Comprehensive Income (Loss)			(103)	(103)
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			17,241	16,820

Noncontrolling Interests			7	4

TOTAL EQUITY			17,248	16,824

TOTAL LIABILITIES AND EQUITY			$60,038	$59,633

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 40.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net Income	$631	$561
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	505	491
Deferred Income Taxes	243	299
Carrying Costs Income	(8)	(6)
Allowance for Equity Funds Used During Construction	(30)	(22)
Mark-to-Market of Risk Management Contracts	(21)	6
Amortization of Nuclear Fuel	38	38
Property Taxes	(35)	(54)
Fuel Over/Under-Recovery, Net	3	(137)
Deferral of Ohio Capacity Costs, Net	(7)	(56)
Change in Other Noncurrent Assets	1	(25)
Change in Other Noncurrent Liabilities	(31)	77
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	37	(83)
Fuel, Materials and Supplies	133	209
Accounts Payable	49	33
Accrued Taxes, Net	35	(16)
Other Current Assets	(17)	(51)
Other Current Liabilities	(269)	(131)
Net Cash Flows from Operating Activities	1,257	1,133

INVESTING ACTIVITIES
Construction Expenditures	(1,077)	(907)
Change in Other Temporary Investments, Net	93	44
Purchases of Investment Securities	(246)	(165)
Sales of Investment Securities	228	148
Acquisitions of Nuclear Fuel	(52)	(49)
Acquisitions of Assets/Businesses	(2)	(43)
Other Investing Activities	39	(9)
Net Cash Flows Used for Investing Activities	(1,017)	(981)

FINANCING ACTIVITIES
Issuance of Common Stock, Net	31	15
Issuance of Long-term Debt	774	76
Change in Short-term Debt, Net	(491)	575
Retirement of Long-term Debt	(239)	(370)
Principal Payments for Capital Lease Obligations	(31)	(33)
Dividends Paid on Common Stock	(260)	(245)
Other Financing Activities	3	4
Net Cash Flows from (Used for) Financing Activities	(213)	22

Net Increase in Cash and Cash Equivalents	27	174
Cash and Cash Equivalents at Beginning of Period	163	118
Cash and Cash Equivalents at End of Period	$190	$292

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$223	$234
Net Cash Paid (Received) for Income Taxes	2	(6)
Noncash Acquisitions Under Capital Leases	29	20
Construction Expenditures Included in Current Liabilities as of March 31,	529	387
Construction Expenditures Included in Noncurrent Liabilities as of March 31,	43	—

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 40.

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

In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair presentation of our net income, financial position and cash flows for the interim periods.  Net income for the three months ended March 31, 2015 is not necessarily indicative of results that may be expected for the year ending December 31, 2015.  The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited 2014 consolidated financial statements and notes thereto, which are included in our Form 10-K as filed with the SEC on February 20, 2015.

Revenue Recognition

Electricity Supply and Delivery Activities - Transactions with PJM

Revenues are recognized from retail and wholesale electricity sales and electricity transmission and distribution delivery services. For regulated and nonregulated operations, we recognize the revenues on the statements of income upon delivery of the energy to the customer and include unbilled as well as billed amounts.

APCo, I&M, KPCo and WPCo sell power produced at their generation plants to PJM and purchase power from PJM to supply their retail load. These power sales and purchases for each subsidiary’s retail load are netted hourly for financial reporting purposes. On an hourly net basis, each subsidiary records sales of power to PJM in excess of purchases of power from PJM as revenue on the statements of income. Also, on an hourly net basis, each subsidiary records purchases of power from PJM to serve retail load in excess of sales of power to PJM as Purchased Electricity for Resale on the statements of income. Upon termination of the Interconnection Agreement in 2014, each subsidiary manages and accounts for its purchases and sales with PJM individually based on market prices.

AEP’s nonregulated subsidiaries also purchase power from PJM and sell power to PJM. With the exception of certain dedicated load bilateral power supply contracts, these transactions are reported as gross purchases and sales.

Earnings Per Share (EPS)

Basic EPS is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated by adjusting the weighted average outstanding common shares, assuming conversion of all potentially dilutive stock options and awards.

The following tables present our basic and diluted EPS calculations included on our condensed statements of income:

	Three Months Ended March 31,
	2015		2014
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$629		$560

Weighted Average Number of Basic Shares Outstanding	489.6	$1.29	487.9	$1.15
Weighted Average Dilutive Effect of Restricted Stock Units	0.3	—	0.4	—
Weighted Average Number of Diluted Shares Outstanding	489.9	$1.29	488.3	$1.15

There were no antidilutive shares outstanding as of March 31, 2015 and 2014.

2. NEW ACCOUNTING PRONOUNCEMENTS

Upon issuance of final pronouncements, we review the new accounting literature to determine its relevance, if any, to our business. The following final pronouncements will impact our financial statements.

ASU 2014-08 “Presentation of Financial Statements and Property, Plant and Equipment” (ASU 2014-08)

In April 2014, the FASB issued ASU 2014-08 changing the presentation of discontinued operations on the statements of income and other requirements for reporting discontinued operations. Under the new standard, a disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held-for-sale or is disposed. The amendments in this update also require additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. This standard must be prospectively applied to all reporting periods presented in financial reports issued after the effective date.

The new accounting guidance is effective for interim and annual periods beginning after December 15, 2014. If applicable, this standard will change the presentation of our financial statements but will not affect the calculation of net income, comprehensive income or earnings per share. We adopted ASU 2014-08 effective January 1, 2015. There were no events requiring the application of this new accounting guidance.

ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09)

In May 2014, the FASB issued ASU 2014-09 clarifying the method used to determine the timing and requirements for revenue recognition on the statements of income. Under the new standard, an entity must identify the performance obligations in a contract, the transaction price and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts.

The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. As applicable, this standard may change the amount of revenue recognized in the income statements in each reporting period. We are analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on revenue or net income. We plan to adopt ASU 2014-09 effective January 1, 2017.

ASU 2015-01 “Income Statement – Extraordinary and Unusual Items” (ASU 2015-01)

In January 2015, the FASB issued ASU 2015-01 eliminating the concept of extraordinary items for presentation on the face of the income statement. Under the new standard, a material event or transaction that is unusual in nature, infrequent or both shall be reported as a separate component of income from continuing operations. Alternatively, it may be disclosed in the notes to financial statements.

The new accounting guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted if applied from the beginning of a fiscal year. As applicable, this standard may change the presentation of amounts in the income statements. We plan to adopt ASU 2015-01 effective January 1, 2016.

ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03)

In April 2015, the FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs on the balance sheets. Under the new standard, debt issuance costs related to a recognized debt liability will be presented on the balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with discounts. We include debt issuance costs in Deferred Charges and Other Noncurrent Assets on the balance sheets. Debt issuance costs represent less than 1% of total long-term debt.

The new accounting guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. We intend to early adopt ASU 2015-03 for the 2015 Form 10-K.

ASU 2015-05 "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" (ASU 2015-05)

In April 2015, the FASB issued ASU 2015-05 to provide guidance to customers about whether a cloud computing arrangement includes a software license. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. We are analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on net income. We plan to adopt ASU 2015-05 effective January 1, 2016.

3.  COMPREHENSIVE INCOME

Presentation of Comprehensive Income

The following tables provide the components of changes in AOCI for the three months ended March 31, 2015 and 2014.  All amounts in the following tables are presented net of related income taxes.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2015

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2014	$1	$(19)	$8	$(93)	$(103)
Change in Fair Value Recognized in AOCI	1	—	1	—	2
Amounts Reclassified from AOCI	(8)	1	—	—	(7)
Net Current Period Other Comprehensive Income (Loss)	(7)	1	1	—	(5)
Pension and OPEB Adjustment Related to Mitchell Plant	—	—	—	5	5
Balance in AOCI as of March 31, 2015	$(6)	$(18)	$9	$(88)	$(103)

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2014

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2013	$—	$(23)	$7	$(99)	$(115)
Change in Fair Value Recognized in AOCI	(14)	—	—	—	(14)
Amounts Reclassified from AOCI	18	1	—	1	20
Net Current Period Other Comprehensive Income	4	1	—	1	6
Balance in AOCI as of March 31, 2014	$4	$(22)	$7	$(98)	$(109)

Reclassifications from Accumulated Other Comprehensive Income

The following table provides details of reclassifications from AOCI for the three months ended March 31, 2015 and 2014.  The amortization of pension and OPEB AOCI components are included in the computation of net periodic pension and OPEB costs.  See Note 6 for additional details.

Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended March 31, 2015 and 2014

	Amount of (Gain) Loss Reclassified from AOCI
	Three Months Ended March 31,
	2015	2014
Gains and Losses on Cash Flow Hedges	(in millions)
Commodity:
Generation & Marketing Revenues	$(13)	$—
Purchased Electricity for Resale	1	31
Regulatory Assets/(Liabilities), Net (a)	—	(3)
Subtotal – Commodity	(12)	28

Interest Rate and Foreign Currency:
Interest Expense	1	2
Subtotal – Interest Rate and Foreign Currency	1	2

Reclassifications from AOCI, before Income Tax (Expense) Credit	(11)	30
Income Tax (Expense) Credit	(4)	11
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(7)	19

Pension and OPEB
Amortization of Prior Service Cost (Credit)	(5)	(5)
Amortization of Actuarial (Gains)/Losses	5	7
Reclassifications from AOCI, before Income Tax (Expense) Credit	—	2
Income Tax (Expense) Credit	—	1
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	—	1

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$(7)	$20

(a)	Represents realized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the condensed balance sheets.

4.  RATE MATTERS

As discussed in the 2014 Annual Report, our subsidiaries are involved in rate and regulatory proceedings at the FERC and their state commissions. The Rate Matters note within our 2014 Annual Report should be read in conjunction with this report to gain a complete understanding of material rate matters still pending that could impact net income, cash flows and possibly financial condition. The following discusses ratemaking developments in 2015 and updates the 2014 Annual Report.

Regulatory Assets Pending Final Regulatory Approval

	March 31,	December 31,
	2015	2014
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
West Virginia Vegetation Management Program	$26	$20
Storm Related Costs	20	20
Regulatory Assets Currently Not Earning a Return
Storm Related Costs	100	100
Asset Retirement Obligation	17	9
Carbon Capture and Storage Product Validation Facility	13	13
IGCC Pre-Construction Costs	11	11
Virginia Demand Response Program Costs	10	9
Ormet Special Rate Recovery Mechanism	10	10
Other Regulatory Assets Pending Final Regulatory Approval	29	34
Total Regulatory Assets Pending Final Regulatory Approval	$236	$226

If these costs are ultimately determined not to be recoverable, it could reduce future net income and cash flows and impact financial condition.

OPCo Rate Matters

Ohio Electric Security Plan Filings

2009 – 2011 ESP

The PUCO issued an order in March 2009 that modified and approved the ESP which established rates at the start of the April 2009 billing cycle through 2011. The order also provided a phase-in FAC, which was authorized to be recovered through a non-bypassable surcharge over the period 2012 through 2018.

In August 2012, the PUCO issued an order in a separate proceeding which implemented a PIRR to recover deferred fuel costs in rates beginning September 2012. The PUCO ruled that carrying charges should be calculated without an offset for accumulated deferred income taxes and that a long-term debt rate should be applied when collections begin. In November 2012, OPCo appealed that PUCO order to the Supreme Court of Ohio claiming a long-term debt rate modified the previously adjudicated 2009 - 2011 ESP order, which granted a weighted average cost of capital (WACC) rate. In November 2012, the IEU filed an appeal of the PUCO decision that included the argument that carrying costs should be reduced due to an accumulated deferred income tax credit which, as of March 31, 2015, could reduce carrying costs by $25 million including $13 million of unrecognized equity carrying costs. Oral arguments at the Supreme Court of Ohio were held in February 2015. OPCo argued for a remand to reinstate the WACC carrying charges initially approved by the PUCO and challenged the IEU argument that the carrying charges should be reduced due to an accumulated deferred income tax credit. A decision from the Supreme Court of Ohio is pending.

Management is unable to predict the outcome of the unresolved litigation discussed above. Depending on the rulings in these proceedings, it could reduce future net income and cash flows and impact financial condition.

June 2012 – May 2015 ESP Including Capacity Charge

In August 2012, the PUCO issued an order which adopted and modified a new ESP that established base generation rates through May 2015. This ruling was generally upheld in rehearing orders in January and March 2013.

In July 2012, the PUCO issued an order in a separate capacity proceeding which stated that OPCo must charge CRES providers the RPM price and authorized OPCo to defer a portion of its incurred capacity costs not recovered from CRES providers up to $188.88/MW day.  The OPCo RPM price collected from CRES providers, which includes reserve margins, was approximately $34/MW day through May 2014 and is $150/MW day from June 2014 through May 2015. In December 2012, various parties filed notices of appeal of the capacity costs decision with the Supreme Court of Ohio.

As part of the August 2012 ESP order, the PUCO established a non-bypassable RSR, effective September 2012.  The RSR was collected from customers at $3.50/MWh through May 2014 and is currently collected at $4.00/MWh for the period June 2014 through May 2015, with $1.00/MWh applied to the recovery of deferred capacity costs. In July 2014, OPCo submitted a separate application to continue the RSR to collect the unrecovered portion of the deferred capacity costs at the rate of $4.00/MWh, until the balance of the capacity deferrals has been collected. In April 2015, the PUCO issued an order approving the application to continue the RSR, with modifications. The order included approval to continue the collection of deferred capacity costs at a rate of $4.00/MWh beginning June 1, 2015 for approximately 32 months, with carrying costs at a long-term cost of debt rate. Additionally, the order stated that an audit will be conducted of the final capacity deferral balance as of May 31, 2015. As of March 31, 2015, OPCo's incurred deferred capacity costs balance of $434 million, including debt carrying costs, was recorded in regulatory assets on the condensed balance sheet.

In 2013, the PUCO issued its Orders on Rehearing for the ESP which generally upheld its August 2012 order, including the implementation of the RSR. The PUCO clarified that a final reconciliation of revenues and expenses would be permitted for any over- or under-recovery on several riders including fuel. In addition, the PUCO addressed certain issues around the energy auctions while other SSO issues related to the energy auctions were deferred to a separate docket related to the competitive bid process (CBP). In 2013, OPCo and various intervenors filed appeals with the Supreme Court of Ohio challenging portions of the PUCO’s ESP order, including the RSR. Oral arguments at the Supreme Court of Ohio are scheduled for May 2015.

In November 2013, the PUCO issued an order approving OPCo’s CBP with modifications. As ordered, in 2014, OPCo conducted multiple energy-only auctions for a total of 100% of the SSO load with delivery beginning April 2014 through May 2015. For delivery starting in June 2015, OPCo will conduct energy and capacity auctions for its entire SSO load. The PUCO also approved the unbundling of the FAC into fixed and energy-related components and an intervenor proposal to blend the $188.88/MW day capacity price in proportion to the percentage of energy planned to be auctioned. Additionally, the PUCO ordered that intervenor concerns related to the recovery of the fixed fuel costs through potentially both the FAC and the approved capacity charges be addressed in subsequent FAC proceedings. Management believes that these intervenor concerns are without merit.

In January 2014, the PUCO denied all rehearing requests and agreed to issue a supplemental request for an independent auditor in the 2012 - 2013 FAC proceeding to separately examine the recovery of the fixed fuel costs, including OVEC. In March 2014, the PUCO approved OPCo’s request to implement riders related to the unbundling of the FAC. In October 2014, the independent auditor, selected by the PUCO, filed its report for the period August 2012 through May 2015 with the PUCO. If the PUCO ultimately concludes that a portion of the fixed fuel costs are also recovered through OPCo's $188.88/MW day capacity charge, the independent auditor recommends a methodology for calculating a refund of a portion of certain fixed fuel costs. The retail share of these fixed fuel costs is approximately $90 million annually. A hearing related to this matter has not been scheduled. Management believes that no over-recovery of costs has occurred and intends to oppose the findings in the audit report.

If OPCo is ultimately not permitted to fully collect all components of its ESP rates, it could reduce future net income and cash flows and impact financial condition.

June 2015 - May 2018 ESP

In December 2013, OPCo filed an application with the PUCO to approve an ESP that included proposed rate adjustments and the continuation and modification of certain existing riders, including the Distribution Investment Rider (DIR), effective June 2015 through May 2018. The proposal included a return on common equity of 10.65% on capital costs for certain riders. The proposal also included a purchased power agreement (PPA) rider that would allow retail customers to receive a rate stabilizing charge or credit by hedging market-based prices with a cost-based purchase power agreement. The PPA would initially be based upon the OVEC contractual entitlement and could, upon further approval, be expanded to include other contracts involving other Ohio legacy generation assets.

In October 2014, OPCo filed a separate application with the PUCO to propose a new extended PPA for inclusion in the PPA rider, discussed above. The new PPA would include an additional 2,671 MW to be purchased from AGR over the life of the respective generating units.

In February 2015, the PUCO issued an order approving OPCo's ESP application, subject to certain modifications, with a return on common equity of 10.2% on capital costs for certain riders. The order included (a) approval of the DIR with modified rate caps established by the PUCO, (b) authorization to establish a zero rate rider for OPCo's proposed PPA, (c) the option for OPCo to reapply in a future proceeding with a more detailed PPA proposal and (d) a directive to continue to pursue the transfer of the OVEC contractual entitlement to AGR or to otherwise divest of its interest in OVEC. In April 2015, the PUCO issued an order that granted applications for rehearing for further consideration filed by OPCo and various intervenors.

If OPCo is ultimately not permitted to fully collect all components of its ESP rates, it could reduce future net income and cash flows and impact financial condition.

Significantly Excessive Earnings Test Filings

In January 2011, the PUCO issued an order on the 2009 SEET filing. The order gave consideration for a future commitment to invest $20 million to support the development of a large solar farm. In January 2013, the PUCO found there was not a need for the large solar farm. The PUCO noted that OPCo remains obligated to spend $20 million on this solar project or another project. In September 2013, a proposed second phase of OPCo’s gridSMART® program was filed with the PUCO which included a proposed project to satisfy this PUCO directive. A decision from the PUCO is pending.

Management believes its financial statements adequately address the impact of 2014 SEET requirements.

Corporate Separation

In October 2012, the PUCO issued an order which approved the corporate separation of OPCo’s generation assets including the transfer of OPCo’s generation assets and associated generation liabilities at net book value to AGR. In June 2013, the IEU filed an appeal with the Supreme Court of Ohio claiming the PUCO order approving the corporate separation was unlawful. A decision from the Supreme Court of Ohio is pending. In December 2013, corporate separation of OPCo’s generation assets was completed. If any part of the PUCO order is overturned, it could reduce future net income and cash flows and impact financial condition.

2009 Fuel Adjustment Clause Audit

In January 2012, the PUCO issued an order in OPCo’s 2009 FAC that the remaining $65 million in proceeds from a 2008 coal contract settlement agreement be applied against OPCo’s under-recovered fuel balance. In April 2012, on rehearing, the PUCO ordered that the settlement credit only needed to reflect the Ohio retail jurisdictional share of the gain not already flowed through the FAC with carrying charges. As a result, OPCo recorded a $30 million net favorable adjustment on the 2012 statement of income. The January 2012 PUCO order also stated that a consultant should be hired to review the coal reserve valuation and recommend whether any additional value should benefit ratepayers.

In September 2014, the Supreme Court of Ohio upheld the PUCO order on appeal. A review of the coal reserve valuation by an outside consultant is still pending. If the PUCO ultimately determines that additional amounts should benefit ratepayers as a result of the consultant’s review of the coal reserve valuation, it could reduce future net income and cash flows and impact financial condition.

2012 and 2013 Fuel Adjustment Clause Audits

In May 2014, the PUCO-selected outside consultant provided its final report related to its 2012 and 2013 FAC audit which included certain unfavorable recommendations related to the FAC recovery for 2012 and 2013. These recommendations are opposed by OPCo. In addition, the PUCO will consider the results of the final audit of the recovery of fixed fuel costs that was issued in October 2014. See the "June 2012 - May 2015 ESP Including Capacity Charge" section above. If the PUCO orders a reduction to the FAC deferral or a refund to customers, it could reduce future net income and cash flows and impact financial condition.

Ormet

Ormet, a large aluminum company, had a contract to purchase power from OPCo through 2018. In February 2013, Ormet filed for bankruptcy and subsequently shut down operations in October 2013. In March 2014, the PUCO issued an order in OPCo’s Economic Development Rider (EDR) filing allowing OPCo to include $39 million of Ormet-related foregone revenues in the EDR effective April 2014. The order stated that if the stipulation agreement between OPCo and Ormet is subsequently adopted by the PUCO, OPCo could file an application to modify the EDR rate for the remainder of the period requesting recovery of the remaining $10 million of Ormet deferrals which, as of March 31, 2015, is recorded in regulatory assets on the condensed balance sheet. In April 2014, an intervenor filed testimony objecting to $5 million of the remaining foregone revenues. A hearing at the PUCO related to the stipulation agreement was held in May 2014.

In addition, in the 2009 - 2011 ESP proceeding, intervenors requested that OPCo be required to refund the Ormet-related revenues under a previous interim arrangement (effective from January 2009 through September 2009) and requested that the PUCO prevent OPCo from collecting Ormet-related revenues in the future. Through September 2009, the last month of the interim arrangement, OPCo had $64 million of deferred FAC costs related to the interim arrangement, excluding $2 million of unrecognized equity carrying costs. The PUCO did not take any action on this request. The intervenors raised this issue again in response to OPCo’s November 2009 filing to approve recovery of the deferral under the interim agreement.

To the extent amounts discussed above are not recoverable, it could reduce future net income and cash flows and impact financial condition.

SWEPCo Rate Matters

2012 Texas Base Rate Case

In July 2012, SWEPCo filed a request with the PUCT to increase annual base rates primarily due to the completion of the Turk Plant. In October 2013, the PUCT issued an order affirming the prudence of the Turk Plant but determined that the Turk Plant’s Texas jurisdictional capital cost cap established in a previous Certificate of Convenience and Necessity case also limited SWEPCo’s recovery of AFUDC in addition to limits on its recovery of cash construction costs. Additionally, the PUCT deferred consideration of the requested increase in depreciation expense related to the change in the 2016 retirement date of the Welsh Plant, Unit 2. As of March 31, 2015, the net book value of Welsh Plant, Unit 2 was $84 million, before cost of removal, including materials and supplies inventory and CWIP.

Upon rehearing in January 2014, the PUCT reversed its initial ruling and determined that AFUDC was excluded from the Turk Plant’s Texas jurisdictional capital cost cap. As a result, in the fourth quarter of 2013, SWEPCo reversed $114 million of previously recorded regulatory disallowances. The resulting annual base rate increase is approximately $52 million. In March 2014, the PUCT issued an order related to the January 2014 PUCT ruling and in April 2014, this order became final. In May 2014, intervenors filed appeals of that order with the Texas District Court. In June 2014, SWEPCo intervened in those appeals and filed initial responses.

If certain parts of the PUCT order are overturned or if SWEPCo cannot ultimately recover its Texas jurisdictional share of the Turk Plant investment, including AFUDC, or its retirement-related costs and potential fuel or replacement power disallowances related to Welsh Plant, Unit 2, it could reduce future net income and cash flows and impact financial condition.

2012 Louisiana Formula Rate Filing

In 2012, SWEPCo initiated a proceeding to establish new formula base rates in Louisiana, including recovery of the Louisiana jurisdictional share (approximately 29%) of the Turk Plant. In February 2013, a settlement was filed and approved by the LPSC. The settlement increased SWEPCo's Louisiana total rates by approximately $2 million annually, effective March 2013, which consisted of an increase in base rates of approximately $85 million annually offset by a decrease in fuel and other rates of approximately $83 million annually.  The March 2013 base rates are based on a 10% return on common equity and cost recovery of the Louisiana jurisdictional share of the Turk Plant and Stall Unit. The rates are subject to refund based on the staff review of the cost of service and the prudency review of the Turk Plant. The settlement also provided that the LPSC review base rates in 2014 and 2015 and that SWEPCo recover non-fuel Turk Plant costs and a full weighted-average cost of capital return on the prudently incurred Turk Plant investment in jurisdictional rate base, effective January 2013. In December 2014, the LPSC approved a settlement agreement related to the staff review of the cost of service. The settlement agreement reduced the requested revenue increase by $3 million, primarily due to the timing of both the allowed recovery of certain existing regulatory assets and the establishment of a regulatory asset for certain previously expensed costs. If the LPSC orders refunds based upon the pending prudence review of the Turk Plant investment, it could reduce future net income and cash flows and impact financial condition.

2014 Louisiana Formula Rate Filing

In April 2014, SWEPCo filed its annual formula rate plan for test year 2013 with the LPSC.  The filing included a $5 million annual increase, which was effective August 2014.  SWEPCo also proposed to increase rates by an additional $15 million annually, effective January 2015, for a total annual increase of $20 million. This additional increase reflects the cost of incremental generation to be used to serve Louisiana customers in 2015 due to the expiration of a purchase power agreement attributable to Louisiana customers.  In December 2014, the LPSC approved a partial settlement agreement that included the implementation of the $15 million annual increase in rates effective January 2015. These increases are subject to LPSC staff review and are subject to refund.  If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2015 Louisiana Formula Rate Filing

In April 2015, SWEPCo filed its formula rate plan for test year 2014 with the LPSC.  The filing included a $14 million annual increase, which will be effective August 2015.  This increase is subject to LPSC staff review and is subject to refund.  If any of the costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Welsh Plant, Units 1 and 3 - Environmental Projects

To comply with pending Federal EPA regulations, SWEPCo is currently constructing environmental control projects to meet mercury and air toxics standards for Welsh Plant, Units 1 and 3 at a cost of approximately $410 million, excluding AFUDC.  Management currently estimates that the total environmental projects to be completed through 2020 for Welsh Plant, Units 1 and 3 will cost approximately $600 million, excluding AFUDC.  As of March 31, 2015, SWEPCo has incurred costs of $211 million and has remaining contractual construction obligations of $84 million related to these projects.  SWEPCo will seek recovery of these project costs from customers through filings at the state commissions and the FERC. As of March 31, 2015, the net book value of Welsh Plant, Units 1 and 3 was $431 million, before cost of removal, including materials and supplies inventory and CWIP.  If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

APCo and WPCo Rate Matters

2014 West Virginia Base Rate Case

In June 2014, APCo filed a request with the WVPSC to increase annual base rates by $181 million, based upon a 10.62% return on common equity, to be effective in the second quarter of 2015. The filing included a request to increase generation depreciation rates primarily due to the increase in plant investment and changes in the expected service lives of various generating units. The filing also requested recovery of $89 million in regulatory assets over five years related to 2012 West Virginia storm costs, IGCC and other deferred costs. In addition to the base rate request, the filing also included a request to implement a rider of approximately $45 million annually to recover vegetation management costs, including a return on capital investment.  In October 2014, the WVPSC approved APCo's motion to revise the procedural schedule which included a request to change the date of implementation of the new rates to May 2015.  In December 2014 and January 2015, intervenors filed testimony which proposed total annual revenue increases ranging from $35 million to $59 million based upon returns on common equity ranging from 9% to 10% and regulatory asset disallowances ranging from $7 million to $9 million.  Additionally, other intervenors proposed that the revenue requirement be based on a return on common equity of 8.7% and that $89 million of regulatory assets be disallowed.  Intervenors also recommended a disallowance of approximately $44 million related to the December 2013 transfer of OPCo's two-thirds interest in the Amos Plant, Unit 3 to APCo.  Hearings at the WVPSC were held in January 2015.  An order is anticipated in the second quarter of 2015. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2015 Virginia Regulatory Asset Proceeding

In January 2015, the Virginia SCC initiated a separate proceeding to address the proper treatment of APCo’s authorized regulatory assets. As of March 31, 2015, APCo’s authorized regulatory assets under review in this proceeding are estimated to be $14 million. In February and March 2015, briefs related to this proceeding were filed by various parties. If any of these costs, or any additional costs that may be subject to review, are not recoverable, it could reduce future net income and cash flows and impact financial condition.

New Virginia Legislation Affecting Biennial Reviews

In February 2015, amendments to Virginia law governing the regulation of investor-owned electric utilities were enacted. Under the amended Virginia law, APCo’s existing generation and distribution base rates are frozen until after the Virginia SCC rules on APCo’s next biennial review, which APCo will file in March 2020 for the 2018 and 2019 test years. These amendments also preclude the Virginia SCC from performing biennial reviews of APCo’s earnings for the years 2014 through 2017. APCo's financial statements adequately address the impact of these amendments. During the years 2014 through 2017, the new law provides that APCo will absorb incremental generation and distribution costs associated with severe weather events and/or natural disasters and costs associated with potential impairments related to new carbon emission guidelines issued by the Federal EPA.

PSO Rate Matters

2014 Oklahoma Base Rate Case

In January 2014, PSO filed a request with the OCC to increase annual base rates by $38 million, based upon a 10.5% return on common equity. This revenue increase included a proposed increase in depreciation rates of $29 million. In addition, the filing proposed recovery of advanced metering costs through a separate rider over a three-year deployment period requesting $7 million of revenues in year one, increasing to $28 million in year three. The filing also proposed expansion of an existing transmission rider currently recovered in base rates to include additional transmission-related costs that are expected to increase over the next several years.

In June 2014, a non-unanimous stipulation agreement between PSO, the OCC staff and certain intervenors was filed with the OCC. The parties to the stipulation recommended no overall change to the transmission rider or to annual revenues, other than additional revenues through a separate rider related to advanced metering costs, and that the terms of the stipulation be effective November 2014. The advanced metering rider would provide $24 million of revenues over 14 months beginning in November 2014 and increase to $27 million in 2016. New depreciation rates are recommended for advanced metering investments and existing meters, also to be effective November 2014. Further, the stipulation recommends a return on common equity of 9.85% to be used only in the formula to calculate AFUDC, factoring of customer receivables and for riders with an equity component. Additionally, the stipulation recommends recovery of regulatory assets for 2013 storms and regulatory case expenses. In July 2014, the Attorney General joined in the stipulation agreement. In October 2014, the Administrative Law Judge recommended approval of the stipulation agreement and interim rates were implemented in November 2014, subject to refund. In April 2015, the OCC issued an order that approved the stipulation agreement.

I&M Rate Matters

Tanners Creek Plant

I&M announced that it would retire Tanners Creek Plant by June 2015 to comply with proposed environmental regulations. I&M is currently recovering depreciation and a return on the net book value of the Tanners Creek Plant in base rates.

In October 2014, I&M filed an application with the IURC seeking approval of revised depreciation rates for Rockport Plant, Unit 1 and the Tanners Creek Plant. Upon retirement of the Tanners Creek Plant, I&M proposed that, for purposes of determining its depreciation rates, the net book value of the Tanners Creek Plant be recovered over the remaining life of the Rockport Plant. The new depreciation rates would result in a decrease in I&M's Indiana jurisdictional electric depreciation expense which I&M proposed to reduce customer rates through a credit rider. In February 2015, the OUCC filed testimony that recommended approval of I&M's application. A hearing at the IURC was held in March 2015. A decision from the IURC is pending.

As of March 31, 2015, the net book value of the Tanners Creek Plant was $333 million, before cost of removal, including materials and supplies inventory and CWIP.  If I&M is ultimately not permitted to fully recover its net book value of the Tanners Creek Plant and its retirement-related costs, it could reduce future net income and cash flows and impact financial condition.

Transmission, Distribution and Storage System Improvement Charge (TDSIC)

In October 2014, I&M filed petitions with the IURC for approval of a TDSIC Rider and approval of I&M’s seven-year TDSIC Plan, from 2015 through 2021, for eligible transmission, distribution and storage system improvements. The initial estimated cost of the capital improvements and associated operation and maintenance expenses included in the TDSIC Plan of $787 million, excluding AFUDC, will be updated annually. The TDSIC Plan included distribution investments specific to the Indiana jurisdiction. The TDSIC Rider will allow the periodic adjustment of I&M's rates to provide for timely recovery of 80% of approved TDSIC Plan costs. I&M will defer the remaining 20% of approved

TDSIC Plan costs to be recovered in I&M's next general rate case. I&M is not seeking a rate adjustment in this proceeding but is seeking approval of a TDSIC Rider rate adjustment mechanism for subsequent proceedings. In January 2015, intervenors filed testimony that recommended denial of certain portions of the TDSIC Plan including recommended changes to the capital structure, recovery of requested operation and maintenance cost allocations and the rate design within the TDSIC Rider mechanism. A hearing at the IURC was held in February 2015. In April 2015, I&M filed a notice with the IURC to seek approval of the proposed TDSIC Plan excluding $117 million of certain projects that were challenged in this proceeding. A decision from the IURC is pending. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

KPCo Rate Matters

Plant Transfer

In October 2013, the KPSC issued an order that approved a modified settlement agreement which included the approval to transfer to KPCo a one-half interest in the Mitchell Plant, comprising 780 MW of average annual generating capacity. In December 2013, the transfer of a one-half interest in the Mitchell Plant to KPCo was completed.

In December 2013, the Attorney General filed an appeal of the order with the Franklin County Circuit Court. In May 2014, KPCo's motion to dismiss the appeal was denied. In May 2014, KPCo filed motions for reconsideration and clarification with the Franklin County Circuit Court. In June 2014, the motion for reconsideration was denied but the motion to clarify was granted, thereby limiting the appeal to the issues of law presented in the Attorney General's appeal. In April 2015, the Franklin County Circuit Court issued an order that affirmed the KPSC's October 2013 order.

Kentucky Fuel Adjustment Clause Review

In August 2014, the KPSC issued an order initiating a review of KPCo's FAC from November 2013 through April 2014. In January 2015, the KPSC issued an order disallowing certain FAC costs during the period of January 2014 through May 2015 while KPCo owns and operates both Big Sandy Plant, Unit 2 and its one-half interest in the Mitchell Plant. As a result of this order, KPCo recorded a regulatory disallowance of $36 million in December 2014. In February 2015, KPCo filed an appeal of this order with the Franklin County Circuit Court. In April 2015, the Franklin County Circuit Court issued an order approving intervenors request to hold this case in abeyance until the KPSC issues a final order in KPCo’s two-year FAC review case for the period November 1, 2012 through October 31, 2014.

2014 Kentucky Base Rate Case

In December 2014, KPCo filed a request with the KPSC for a net increase in rates of $70 million, which consists of a $75 million increase in rider rates, offset by a $5 million decrease in annual base rates, to be effective July 2015 based upon a 10.62% return on common equity.  The net increase reflects KPCo's ownership interest in the Mitchell Plant, riders to recover the Big Sandy Plant retirement and operational costs and the inclusion of an environmental compliance plan related to the Mitchell Plant FGD.  Additionally, the filing included a request to recover deferred storm costs.  In March 2015, intervenors filed testimony which recommended net increases in rates ranging from $20 million to $26 million.  These increases consist of proposed increases in rider rates ranging from $55 million to $63 million, offset by decreases in annual base rates ranging from $35 million to $37 million and based upon returns on common equity ranging from 8.65% to 8.75%.  Intervenor recommendations include the recovery of deferred storm costs.  Hearings at the KPSC are scheduled for May 2015.  If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

5.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

We are subject to certain claims and legal actions arising in our ordinary course of business.  In addition, our business activities are subject to extensive governmental regulation related to public health and the environment.  The ultimate outcome of such pending or potential litigation against us cannot be predicted.  For current proceedings not specifically discussed below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on our financial statements.  The Commitments, Guarantees and Contingencies note within our 2014 Annual Report should be read in conjunction with this report.

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

We have two revolving credit facilities totaling $3.5 billion, under which we may issue up to $1.2 billion as letters of credit.  As of March 31, 2015, the maximum future payments for letters of credit issued under the revolving credit facilities were $75 million with maturities ranging from April 2015 to May 2016.

We issue letters of credit under a $100 million uncommitted facility. As of March 31, 2015, the maximum future payments for letters of credit issued under the uncommitted facility were $100 million with a maturity of July 2015. An uncommitted facility gives the issuer of the facility the right to accept or decline each request we make under the facility.

We have $477 million of variable rate Pollution Control Bonds supported by bilateral letters of credit for $483 million.  The letters of credit have maturities ranging from March 2016 to July 2017.

Guarantees of Third-Party Obligations

SWEPCo

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo provides guarantees of mine reclamation of $115 million.  Since SWEPCo uses self-bonding, the guarantee provides for SWEPCo to commit to use its resources to complete the reclamation in the event the work is not completed by Sabine.  This guarantee ends upon depletion of reserves and completion of final reclamation.  Based on the latest study completed in 2010, we estimate the reserves will be depleted in 2036 with final reclamation completed by 2046 at an estimated cost of $58 million.  Actual reclamation costs could vary due to period inflation and any changes to actual mine reclamation.  As of March 31, 2015, SWEPCo has collected $64 million through a rider for final mine closure and reclamation costs, of which $16 million is recorded in Deferred Credits and Other Noncurrent Liabilities and $48 million is recorded in Asset Retirement Obligations on our condensed balance sheets.

Sabine charges SWEPCo, its only customer, all of its costs.  SWEPCo passes these costs to customers through its fuel clauses.

Indemnifications and Other Guarantees

Contracts

We enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, our exposure generally does not exceed the sale price.  As of March 31, 2015, there were no material liabilities recorded for any indemnifications.

Master Lease Agreements

We lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of either the unamortized balance or the equipment cost at the end of the lease term.  If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, we are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term, the fair value has been in excess of the unamortized balance.  As of March 31, 2015, the maximum potential loss for these lease agreements was $26 million assuming the fair value of the equipment is zero at the end of the lease term.

Railcar Lease

In June 2003, AEP Transportation LLC (AEP Transportation), a subsidiary of AEP, entered into an agreement with BTM Capital Corporation, as lessor, to lease 875 coal-transporting aluminum railcars.  The lease is accounted for as an operating lease.  In January 2008, AEP Transportation assigned the remaining 848 railcars under the original lease agreement to I&M (390 railcars) and SWEPCo (458 railcars).  The assignments are accounted for as operating leases for I&M and SWEPCo.  The initial lease term was five years with three consecutive five-year renewal periods for a maximum lease term of twenty years.  I&M and SWEPCo intend to renew these leases for the full lease term of twenty years via the renewal options.  The future minimum lease obligations are $11 million and $13 million for I&M and SWEPCo, respectively, for the remaining railcars as of March 31, 2015.

Under the lease agreement, the lessor is guaranteed that the sale proceeds under a return-and-sale option will equal at least a lessee obligation amount specified in the lease, which declines from 83% of the projected fair value of the equipment under the current five year lease term to 77% at the end of the 20-year term.  I&M and SWEPCo have assumed the guarantee under the return-and-sale option.  The maximum potential losses related to the guarantee are $9 million and $10 million for I&M and SWEPCo, respectively, assuming the fair value of the equipment is zero at the end of the current five-year lease term.  However, we believe that the fair value would produce a sufficient sales price to avoid any loss.

ENVIRONMENTAL CONTINGENCIES

The Comprehensive Environmental Response Compensation and Liability Act (Superfund) and State Remediation

By-products from the generation of electricity include materials such as ash, slag, sludge, low-level radioactive waste and SNF.  Coal combustion by-products, which constitute the overwhelming percentage of these materials, are typically treated and deposited in captive disposal facilities or are beneficially utilized.  In addition, our generation plants and transmission and distribution facilities have used asbestos, polychlorinated biphenyls and other hazardous and nonhazardous materials.  We currently incur costs to dispose of these substances safely.

In 2008, I&M received a letter from the Michigan Department of Environmental Quality (MDEQ) concerning conditions at a site under state law and requesting I&M take voluntary action necessary to prevent and/or mitigate public harm.  I&M started remediation work in accordance with a plan approved by MDEQ.  In 2014, I&M recorded an accrual for remediation at certain additional sites in Michigan. As a result of receiving approval of completed remediation work from the MDEQ in March 2015, I&M's accrual for all of these sites was reduced to approximately $9 million.  As the remediation work is completed, I&M’s cost may change as new information becomes available concerning either the level of contamination at the site or changes in the scope of remediation.  We cannot predict the amount of additional cost, if any.

NUCLEAR CONTINGENCIES

I&M owns and operates the two-unit 2,191 MW Cook Plant under licenses granted by the Nuclear Regulatory Commission.  We have a significant future financial commitment to dispose of SNF and to safely decommission and decontaminate the plant.  The licenses to operate the two nuclear units at the Cook Plant expire in 2034 and 2037.  The operation of a nuclear facility also involves special risks, potential liabilities and specific regulatory and safety requirements.  By agreement, I&M is partially liable, together with all other electric utility companies that own nuclear generation units, for a nuclear power plant incident at any nuclear plant in the U.S.  Should a nuclear incident occur at any nuclear power plant in the U.S., the resultant liability could be substantial.

OPERATIONAL CONTINGENCIES

Rockport Plant Litigation

In July 2013, the Wilmington Trust Company filed a complaint in U.S. District Court for the Southern District of New York against AEGCo and I&M alleging that it will be unlawfully burdened by the terms of the modified NSR consent decree after the Rockport Plant, Unit 2 lease expiration in December 2022.  The terms of the consent decree allow the installation of environmental emission control equipment, repowering or retirement of the unit.  The plaintiff further alleges that the defendants’ actions constitute breach of the lease and participation agreement.  The plaintiff seeks a judgment declaring that the defendants breached the lease, must satisfy obligations related to installation of emission control equipment and indemnify the plaintiff.  The New York court granted our motion to transfer this case to the U.S. District Court for the Southern District of Ohio.  In October 2013, a motion to dismiss the case was filed on behalf of AEGCo and I&M. In January 2015, the court issued an opinion and order granting the motion in part and denying the motion in part. The court dismissed certain of the plaintiffs’ claims. Several claims remain, including the claim for breach of the participation agreement and a claim alleging breach of an implied covenant of good faith and fair dealing.  We will continue to defend against the remaining claims.  We are unable to determine a range of potential losses that are reasonably possible of occurring.

Natural Gas Markets Lawsuits

In 2002, the Lieutenant Governor of California filed a lawsuit in Los Angeles County California Superior Court against numerous energy companies, including AEP, alleging violations of California law through alleged fraudulent reporting of false natural gas price and volume information with an intent to affect the market price of natural gas and electricity.  AEP was dismissed from the case.  A number of similar cases were also filed in California and in state and federal courts in several states making essentially the same allegations under federal or state laws against the same companies.  AEP (or a subsidiary) is among the companies named as defendants in some of these cases.  We settled, received summary judgment or were dismissed from all of these cases.  The plaintiffs appealed the Nevada federal district court's dismissal of several cases involving AEP companies to the U.S. Court of Appeals for the Ninth Circuit.  In April 2013, the appellate court reversed in part, and affirmed in part, the district court's orders in these cases.  The appellate court reversed the district court's holding that the state antitrust claims were preempted by the Natural Gas Act and the order dismissing AEP from two of the cases on personal jurisdiction grounds and affirmed the decision denying leave to the plaintiffs to amend their complaints in two of the cases.  Defendants in these cases, including AEP, filed a petition seeking further review with the U.S. Supreme Court on the preemption issue. AEP also subsequently filed a separate petition with the U.S. Supreme Court seeking review of the personal jurisdiction issue. In July 2014, the U.S. Supreme Court granted the defendants' previously filed petition for further review with the U.S. Supreme Court on the preemption issue. Oral argument occurred in January 2015. In April 2015, the U.S. Supreme Court affirmed the judgment of the U.S. Court of Appeals for the Ninth Circuit on the preemption issue, holding that the plaintiffs' state antitrust claims were not preempted by the Natural Gas Act. AEP's petition for review on the personal jurisdiction issue remains pending. We will continue to defend the cases.  We believe the provision we have is adequate. We are unable to determine the amount of potential additional losses that are reasonably possible of occurring.

Wage and Hours Lawsuit

In August 2013, PSO received an amended complaint filed in the U.S. District Court for the Northern District of Oklahoma by 36 current and former line and warehouse employees alleging that they have been denied overtime pay in violation of the Fair Labor Standards Act.  Plaintiffs claim that they are entitled to overtime pay for “on call” time. They allege that restrictions placed on them during on call hours are burdensome enough that they are entitled to compensation for these hours as hours worked.  Plaintiffs also filed a motion to conditionally certify this action as a class action, claiming there are an additional 70 individuals similarly situated to plaintiffs.  Plaintiffs seek damages in the amount of unpaid overtime over a three-year period and liquidated damages in the same amount.

In March 2014, the federal court granted plaintiffs’ motion to conditionally certify the action as a class action.  Notice was given to all potential class members and an additional 44 individuals opted in to the class, bringing the plaintiff class to 80 current and former employees. We will continue to defend the case. We are unable to determine a range of potential losses that are reasonably possible of occurring.

National Do Not Call Registry Lawsuit

In May 2014, AEP Energy was served with a complaint filed in the U.S. District Court for the Northern District of Illinois, alleging violations of the Telephone Consumer Protection Act (TCPA). The plaintiff alleges that he received telemarketing calls on behalf of AEP Energy despite having registered his telephone number on the National Do Not Call Registry. Plaintiff seeks to represent a class of persons who allegedly received such calls. Plaintiff seeks statutory damages under the TCPA on behalf of himself and the alleged class as well as injunctive relief. As a result of a mediation held in October 2014, the parties reached an agreement in principle, subject to final documentation and preliminary and final court approval. In April 2015, we filed a motion with the court for preliminary approval of the settlement. We will continue to defend the case. We believe the provision we have is adequate. We are unable to determine the amount of potential additional losses that are reasonably possible of occurring.

Gavin Landfill Litigation
In August 2014, a complaint was filed in the Mason County, West Virginia Circuit Court against AEP, AEPSC, OPCo and an individual supervisor alleging wrongful death and personal injury/illness claims arising out of purported exposure to coal combustion by-product waste at the Gavin Plant landfill.  The lawsuit was filed on behalf of 77 plaintiffs, consisting of 39 current and former contractors of the landfill and 38 family members of those contractors.  Eleven of the family members are pursuing personal injury/illness claims and the remainder are pursuing loss of consortium claims.  The plaintiffs seek compensatory and punitive damages, as well as medical monitoring.  In September 2014, we filed a motion to dismiss the complaint, contending the case should be filed in Ohio.  That motion is pending.  We will continue to defend against the claims.  We are unable to determine a range of potential losses that are reasonably possible of occurring.

6.  BENEFIT PLANS

We sponsor a qualified pension plan and two unfunded nonqualified pension plans.  Substantially all of our employees are covered by the qualified plan or both the qualified and a nonqualified pension plan.  We sponsor OPEB plans to provide health and life insurance benefits for retired employees.

Components of Net Periodic Benefit Cost

The following table provides the components of our net periodic benefit cost (credit) for the plans for the three months ended March 31, 2015 and 2014:

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
	(in millions)
Service Cost	$23	$18	$3	$4
Interest Cost	51	55	14	17
Expected Return on Plan Assets	(69)	(66)	(28)	(28)
Amortization of Prior Service Cost (Credit)	1	1	(17)	(17)
Amortization of Net Actuarial Loss	27	31	5	5
Net Periodic Benefit Cost (Credit)	$33	$39	$(23)	$(19)

7.  BUSINESS SEGMENTS

Our primary business is the generation, transmission and distribution of electricity. Within our Vertically Integrated Utilities segment, we centrally dispatch generation assets and manage our overall utility operations on an integrated basis because of the substantial impact of cost-based rates and regulatory oversight. Intersegment sales and transfers are generally based on underlying contractual arrangements and agreements.

Our reportable segments and their related business activities are outlined below:

Vertically Integrated Utilities

•	Generation, transmission and distribution of electricity for sale to retail and wholesale customers through assets owned and operated by AEGCo, APCo, I&M, KGPCo, KPCo, PSO, SWEPCo and WPCo.

Transmission and Distribution Utilities

•	Transmission and distribution of electricity for sale to retail and wholesale customers through assets owned and operated by OPCo, TCC and TNC.

•	OPCo purchases energy to serve standard service offer customers, and provides capacity for all connected load.

AEP Transmission Holdco

•
Development, construction and operation of transmission facilities through investments in our wholly-owned transmission only subsidiaries and transmission only joint ventures.  These investments have PUCT-approved or FERC-approved returns on equity.

Generation & Marketing

•	Nonregulated generation in ERCOT and PJM.

•	Marketing, risk management and retail activities in ERCOT, PJM and MISO.

AEP River Operations

•	Commercial barging operations that transports liquids, coal and dry bulk commodities primarily on the Ohio, Illinois and lower Mississippi Rivers.

The remainder of our activities is presented as Corporate and Other.  While not considered a reportable segment, Corporate and Other primarily includes the purchasing of receivables from certain AEP utility subsidiaries. This segment also includes Parent's guarantee revenue received from affiliates, investment income, interest income and interest expense and other nonallocated costs.

The tables below present our reportable segment income statement information for the three months ended March 31, 2015 and 2014 and reportable segment balance sheet information as of March 31, 2015 and December 31, 2014.  These amounts include certain estimates and allocations where necessary.

	Vertically Integrated Utilities		Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing		AEP River Operations	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Three Months Ended March 31, 2015
Revenues from:
External Customers	$2,487		$1,206	$22	$859		$128	$6	$—		$4,708
Other Operating Segments	18		64	36	311		11	20	(460)		—
Total Revenues	$2,505		$1,270	$58	$1,170		$139	$26	$(460)		$4,708

Net Income (Loss)	$300		$97	$37	$187		$11	$(1)	$—		$631

	Vertically Integrated Utilities		Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing		AEP River Operations	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Three Months Ended March 31, 2014
Revenues from:
External Customers	$2,549	(b)	$1,161	$12	$821	(b)	$146	$10	$(51)	(c)	$4,648
Other Operating Segments	37	(b)	54	16	430	(b)	19	16	(572)		—
Total Revenues	$2,586		$1,215	$28	$1,251		$165	$26	$(623)		$4,648

Net Income (Loss)	$279		$97	$24	$163		$3	$(5)	$—		$561

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	AEP River Operations	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
March 31, 2015
Total Property, Plant and Equipment	$40,890	$13,251	$2,980	$7,414	$701	$350	$(280)	(d)	$65,306
Accumulated Depreciation and Amortization	13,335	3,520	28	3,309	223	183	(102)	(d)	20,496
Total Property Plant and Equipment - Net	$27,555	$9,731	$2,952	$4,105	$478	$167	$(178)	(d)	$44,810

Total Assets	$35,075	$14,403	$3,736	$5,706	$743	$21,402	$(21,027)	(d) (e)	$60,038

Long-term Debt Due Within One Year:
Affiliated	$111	$—	$—	$86	$—	$—	$(197)		$—
Non-Affiliated	1,291	414	—	740	3	3	—		2,451

Long-term Debt:
Affiliated	20	—	—	32	—	—	(52)		—
Non-Affiliated	9,393	5,105	1,207	148	80	845	—		16,778

Total Long-term Debt	$10,815	$5,519	$1,207	$1,006	$83	$848	$(249)		$19,229

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	AEP River Operations	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
December 31, 2014
Total Property, Plant and Equipment	$39,402	$13,024	$2,714	$8,394	$700	$343	$(272)	(d)	$64,305
Accumulated Depreciation and Amortization	12,773	3,481	25	3,603	217	188	(99)	(d)	20,188
Total Property Plant and Equipment - Net	$26,629	$9,543	$2,689	$4,791	$483	$155	$(173)	(d)	$44,117

Total Assets	$33,750	$14,495	$3,575	$6,329	$749	$21,081	$(20,346)	(d) (e)	$59,633

Long-term Debt Due Within One Year:
Affiliated	$111	$—	$—	$86	$—	$—	$(197)		$—
Non-Affiliated	1,352	405	—	740	3	3	—		2,503

Long-term Debt:
Affiliated	20	—	—	32	—	—	(52)		—
Non-Affiliated	8,634	5,256	1,153	217	80	841	—		16,181

Total Long-term Debt	$10,117	$5,661	$1,153	$1,075	$83	$844	$(249)		$18,684

(a)
Corporate and Other primarily includes the purchasing of receivables from certain AEP utility subsidiaries. This segment also includes Parent's guarantee revenue received from affiliates, investment income, interest income and interest expense and other nonallocated costs.

(b)
Includes the impact of corporate separation of OPCo's generation assets and liabilities that took effect December 31, 2013, as well as the impact of the termination of the Interconnection Agreement effective January 1, 2014.

(c)	Reconciling Adjustments for External Customers primarily include eliminations as a result of corporate separation in Ohio.

(d)	Includes eliminations due to an intercompany capital lease.

(e)
Reconciling Adjustments for Total Assets primarily include the elimination of intercompany advances to affiliates and intercompany accounts receivable along with the elimination of AEP's investments in subsidiary companies.

8.  DERIVATIVES AND HEDGING

OBJECTIVES FOR UTILIZATION OF DERIVATIVE INSTRUMENTS

We are exposed to certain market risks as a major power producer and marketer of wholesale electricity, natural gas, coal and emission allowances. These risks include commodity price risk, interest rate risk, credit risk and, to a lesser extent, foreign currency exchange risk. These risks represent the risk of loss that may impact us due to changes in the underlying market prices or rates. We manage these risks using derivative instruments.

STRATEGIES FOR UTILIZATION OF DERIVATIVE INSTRUMENTS TO ACHIEVE OBJECTIVES

Risk Management Strategies

Our strategy surrounding the use of derivative instruments primarily focuses on managing our risk exposures, future cash flows and creating value utilizing both economic and formal hedging strategies. Our risk management strategies also include the use of derivative instruments for trading purposes, focusing on seizing market opportunities to create value driven by expected changes in the market prices of the commodities in which we transact. To accomplish our objectives, we primarily employ risk management contracts including physical and financial forward purchase-and-sale contracts and, to a lesser extent, OTC swaps and options. Not all risk management contracts meet the definition of a derivative under the accounting guidance for “Derivatives and Hedging.” Derivative risk management contracts elected normal under the normal purchases and normal sales scope exception are not subject to the requirements of this accounting guidance.

We enter into power, coal, natural gas, interest rate and, to a lesser extent, heating oil, gasoline and other commodity contracts to manage the risk associated with our energy business. We enter into interest rate derivative contracts in order to manage the interest rate exposure associated with our commodity portfolio. For disclosure purposes, such risks are grouped as “Commodity,” as they are related to energy risk management activities. We also engage in risk management of interest rate risk associated with debt financing and foreign currency risk associated with future purchase obligations denominated in foreign currencies. For disclosure purposes, these risks are grouped as “Interest Rate and Foreign Currency.” The amount of risk taken is determined by the Commercial Operations and Finance groups in accordance with our established risk management policies as approved by the Finance Committee of our Board of Directors.

The following table represents the gross notional volume of our outstanding derivative contracts as of March 31, 2015 and December 31, 2014:

Notional Volume of Derivative Instruments

	Volume
	March 31, 2015	December 31, 2014	Unit of Measure
Primary Risk Exposure	(in millions)
Commodity:
Power	271	334	MWhs
Coal	2	3	Tons
Natural Gas	75	106	MMBtus
Heating Oil and Gasoline	4	6	Gallons
Interest Rate	$140	$152	USD

Interest Rate and Foreign Currency	$814	$815	USD

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

Cash Flow Hedging Strategies

We enter into and designate as cash flow hedges certain derivative transactions for the purchase and sale of power and natural gas (“Commodity”) in order to manage the variable price risk related to the forecasted purchase and sale of these commodities. We monitor the potential impacts of commodity price changes and, where appropriate, enter into derivative transactions to protect profit margins for a portion of future electricity sales and energy purchases. We do not hedge all commodity price risk.

Our vehicle fleet and barge operations are exposed to gasoline and diesel fuel price volatility. We enter into financial heating oil and gasoline derivative contracts in order to mitigate price risk of our future fuel purchases. We discontinued cash flow hedge accounting for these derivative contracts effective March 31, 2014. In March 2014, these contracts were grouped as "Commodity" with other risk management activities. We do not hedge all fuel price risk.

We enter into a variety of interest rate derivative transactions in order to manage interest rate risk exposure. Some interest rate derivative transactions effectively modify our exposure to interest rate risk by converting a portion of our floating-rate debt to a fixed rate. We also enter into interest rate derivative contracts to manage interest rate exposure related to future borrowings of fixed-rate debt. Our forecasted fixed-rate debt offerings have a high probability of occurrence as the proceeds will be used to fund existing debt maturities and projected capital expenditures. We do not hedge all interest rate exposure.

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND THE IMPACT ON OUR FINANCIAL STATEMENTS

The accounting guidance for “Derivatives and Hedging” requires recognition of all qualifying derivative instruments as either assets or liabilities on the condensed balance sheets at fair value. The fair values of derivative instruments accounted for using MTM accounting or hedge accounting are based on exchange prices and broker quotes. If a quoted market price is not available, the estimate of fair value is based on the best information available including valuation models that estimate future energy prices based on existing market and broker quotes, supply and demand market data and assumptions. In order to determine the relevant fair values of our derivative instruments, we also apply valuation adjustments for discounting, liquidity and credit quality.

Credit risk is the risk that a counterparty will fail to perform on the contract or fail to pay amounts due. Liquidity risk represents the risk that imperfections in the market will cause the price to vary from estimated fair value based upon prevailing market supply and demand conditions. Since energy markets are imperfect and volatile, there are inherent risks related to the underlying assumptions in models used to fair value risk management contracts. Unforeseen events may cause reasonable price curves to differ from actual price curves throughout a contract's term and at the time a contract settles. Consequently, there could be significant adverse or favorable effects on future net income and cash flows if market prices are not consistent with our estimates of current market consensus for forward prices in the current period. This is particularly true for longer term contracts. Cash flows may vary based on market conditions, margin requirements and the timing of settlement of our risk management contracts.

According to the accounting guidance for “Derivatives and Hedging,” we reflect the fair values of our derivative instruments subject to netting agreements with the same counterparty net of related cash collateral. For certain risk management contracts, we are required to post or receive cash collateral based on third party contractual agreements and risk profiles. For the March 31, 2015 and December 31, 2014 condensed balance sheets, we netted $4 million and $4 million, respectively, of cash collateral received from third parties against short-term and long-term risk management assets and $37 million and $35 million, respectively, of cash collateral paid to third parties against short-term and long-term risk management liabilities.

The following tables represent the gross fair value impact of our derivative activity on our condensed balance sheets as of March 31, 2015 and December 31, 2014:

Fair Value of Derivative Instruments
March 31, 2015

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in millions)
Current Risk Management Assets	$342	$10	$3	$355	$(217)	$138
Long-term Risk Management Assets	453	4	—	457	(92)	365
Total Assets	795	14	3	812	(309)	503

Current Risk Management Liabilities	302	12	1	315	(232)	83
Long-term Risk Management Liabilities	250	10	5	265	(109)	156
Total Liabilities	552	22	6	580	(341)	239

Total MTM Derivative Contract Net Assets (Liabilities)	$243	$(8)	$(3)	$232	$32	$264

Fair Value of Derivative Instruments
December 31, 2014

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in millions)
Current Risk Management Assets	$392	$30	$3	$425	$(247)	$178
Long-term Risk Management Assets	367	3	—	370	(76)	294
Total Assets	759	33	3	795	(323)	472

Current Risk Management Liabilities	329	23	1	353	(261)	92
Long-term Risk Management Liabilities	208	8	9	225	(94)	131
Total Liabilities	537	31	10	578	(355)	223

Total MTM Derivative Contract Net Assets (Liabilities)	$222	$2	$(7)	$217	$32	$249

(a)
Derivative instruments within these categories are reported gross.  These instruments are subject to master netting agreements and are presented on the condensed balance sheets on a net basis in accordance with the accounting guidance for "Derivatives and Hedging."

(b)
Amounts primarily include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for "Derivatives and Hedging."  Amounts also include de-designated risk management contracts.

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

The table below presents our activity of derivative risk management contracts for the three months ended March 31, 2015 and 2014:

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three Months Ended March 31, 2015 and 2014

Location of Gain (Loss)	2015	2014
	(in millions)
Vertically Integrated Utilities Revenues	$5	$18
Generation & Marketing Revenues	49	32
Other Operation Expense	(1)	—
Maintenance Expense	(1)	—
Purchased Electricity for Resale	3	—
Regulatory Assets (a)	(4)	—
Regulatory Liabilities (a)	4	89
Total Gain on Risk Management Contracts	$55	$139

(a)	Represents realized and unrealized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the condensed balance sheets.

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

For contracts that have not been designated as part of a hedging relationship, the accounting for changes in fair value depends on whether the derivative instrument is held for trading purposes. Unrealized and realized gains and losses on derivative instruments held for trading purposes are included in revenues on a net basis on the condensed statements of income. Unrealized and realized gains and losses on derivative instruments not held for trading purposes are included in revenues or expenses on the condensed statements of income depending on the relevant facts and circumstances. Certain derivatives that economically hedge future commodity risk are recorded in the same expense line item on the condensed statements of income as that of the associated risk. However, unrealized and some realized gains and losses in regulated jurisdictions for both trading and non-trading derivative instruments are recorded as regulatory assets (for losses) or regulatory liabilities (for gains) in accordance with the accounting guidance for “Regulated Operations.”

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

We record realized and unrealized gains or losses on interest rate swaps that qualify for fair value hedge accounting treatment and any offsetting changes in the fair value of the debt being hedged in Interest Expense on our condensed statements of income. The following table shows the results of our hedging gains (losses) during the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
	(in millions)
Gain on Fair Value Hedging Instruments	$5	$2
Loss on Fair Value Portion of Long-term Debt	(5)	(2)

During the three months ended March 31, 2015 and 2014, hedge ineffectiveness was immaterial.

Accounting for Cash Flow Hedging Strategies

For cash flow hedges (i.e. hedging the exposure to variability in expected future cash flows attributable to a particular risk), we initially report the effective portion of the gain or loss on the derivative instrument as a component of Accumulated Other Comprehensive Income (Loss) on our condensed balance sheets until the period the hedged item affects Net Income. We recognize any hedge ineffectiveness in Net Income immediately during the period of change, except in regulated jurisdictions where hedge ineffectiveness is recorded as a regulatory asset (for losses) or a regulatory liability (for gains).

Realized gains and losses on derivative contracts for the purchase and sale of power and natural gas designated as cash flow hedges are included in Revenues or Purchased Electricity for Resale on our condensed statements of income, or in Regulatory Assets or Regulatory Liabilities on our condensed balance sheets, depending on the specific nature of the risk being hedged. During the three months ended March 31, 2015 and 2014, we designated power and natural gas derivatives as cash flow hedges.

We reclassify gains and losses on heating oil and gasoline derivative contracts designated as cash flow hedges from Accumulated Other Comprehensive Income (Loss) on our condensed balance sheets into Other Operation expense, Maintenance expense or Depreciation and Amortization expense, as it relates to capital projects, on our condensed statements of income. The impact of cash flow hedge accounting for these derivative contracts was immaterial and was discontinued effective March 31, 2014.

We reclassify gains and losses on interest rate derivative hedges related to our debt financings from Accumulated Other Comprehensive Income (Loss) on our condensed balance sheets into Interest Expense on our condensed statements of income in those periods in which hedged interest payments occur. During the three months ended March 31, 2015 and 2014, we designated interest rate derivatives as cash flow hedges.

The accumulated gains or losses related to our foreign currency hedges are reclassified from Accumulated Other Comprehensive Income (Loss) on our condensed balance sheets into Depreciation and Amortization expense on our condensed statements of income over the depreciable lives of the fixed assets designated as the hedged items in qualifying foreign currency hedging relationships. During the three months ended March 31, 2015 and 2014, we did not designate any foreign currency derivatives as cash flow hedges.

During the three months ended March 31, 2015 and 2014, hedge ineffectiveness was immaterial or nonexistent for all cash flow hedge strategies disclosed above.

For details on designated, effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on our condensed balance sheets and the reasons for changes in cash flow hedges for the three months ended March 31, 2015 and 2014, see Note 3.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets as of March 31, 2015 and December 31, 2014 were:

Impact of Cash Flow Hedges on the Condensed Balance Sheet
March 31, 2015

	Commodity	Interest Rate and Foreign Currency	Total
	(in millions)
Hedging Assets (a)	$4	$—	$4
Hedging Liabilities (a)	12	1	13
AOCI Gain (Loss) Net of Tax	(6)	(18)	(24)
Portion Expected to be Reclassified to Net Income During the Next Twelve Months	(6)	(2)	(8)

Impact of Cash Flow Hedges on the Condensed Balance Sheet
December 31, 2014

	Commodity	Interest Rate and Foreign Currency	Total
	(in millions)
Hedging Assets (a)	$16	$—	$16
Hedging Liabilities (a)	14	1	15
AOCI Gain (Loss) Net of Tax	1	(19)	(18)
Portion Expected to be Reclassified to Net Income During the Next Twelve Months	4	(2)	2

(a)	Hedging Assets and Hedging Liabilities are included in Risk Management Assets and Liabilities on the condensed balance sheets.

The actual amounts that we reclassify from Accumulated Other Comprehensive Income (Loss) to Net Income can differ from the estimate above due to market price changes.  As of March 31, 2015, the maximum length of time that we are hedging (with contracts subject to the accounting guidance for “Derivatives and Hedging”) our exposure to variability in future cash flows related to forecasted transactions was 69 months.

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

When we use standardized master agreements, these agreements may include collateral requirements. These master agreements facilitate the netting of cash flows associated with a single counterparty. Cash, letters of credit and parental/affiliate guarantees may be obtained as security from counterparties in order to mitigate credit risk. The collateral agreements require a counterparty to post cash or letters of credit in the event an exposure exceeds our established threshold. The threshold represents an unsecured credit limit which may be supported by a parental/affiliate guaranty, as determined in accordance with our credit policy. In addition, collateral agreements allow for termination and liquidation of all positions in the event of a failure or inability to post collateral.

Collateral Triggering Events

Under the tariffs of the RTOs and Independent System Operators (ISOs), a limited number of derivative and non-derivative contracts primarily related to our competitive retail auction loads, and guaranties for contractual obligations, we are obligated to post an additional amount of collateral if our credit ratings decline below a specified rating threshold. The amount of collateral required fluctuates based on market prices and our total exposure. On an ongoing basis, our risk management organization assesses the appropriateness of these collateral triggering items in contracts. AEP and its subsidiaries have not experienced a downgrade below a specified rating threshold that would require the posting of additional collateral. The following table represents our exposure if our credit ratings were to decline below a specified rating threshold as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(in millions)
Fair Value of Contracts with Credit Downgrade Triggers	$—	$—
Amount of Collateral AEP Subsidiaries Would Have been Required to Post for Derivative Contracts as well as Derivative and Non-Derivative Contracts Subject to the Same Master Netting Arrangement	—	—
Amount of Collateral AEP Subsidiaries Would Have Been Required to Post Attributable to RTOs and ISOs	29	36
Amount of Collateral Attributable to Other Contracts (a)	300	281

(a)
Represents the amount of collateral AEP subsidiaries would have been required to post for other significant non-derivative contracts including AGR jointly owned plant contracts and various other commodity related contacts.

In addition, a majority of our non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third party obligation in excess of $50 million.  On an ongoing basis, our risk management organization assesses the appropriateness of these cross-default provisions in our contracts. The following table represents: (a) the fair value of these derivative liabilities subject to cross-default provisions prior to consideration of contractual netting arrangements, (b) the amount this exposure has been reduced by cash collateral we have posted and (c) if a cross-default provision would have been triggered, the settlement amount that would be required after considering our contractual netting arrangements as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in millions)
Liabilities for Contracts with Cross Default Provisions Prior to Contractual Netting Arrangements	$271	$235
Amount of Cash Collateral Posted	8	9
Additional Settlement Liability if Cross Default Provision is Triggered	203	178

9.  FAIR VALUE MEASUREMENTS

Fair Value Hierarchy and Valuation Techniques

The accounting guidance for “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  When quoted market prices are not available, pricing may be completed using comparable securities, dealer values, operating data and general market conditions to determine fair value.  Valuation models utilize various inputs such as commodity, interest rate and, to a lesser degree, volatility and credit that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, market corroborated inputs (i.e. inputs derived principally from, or correlated to, observable market data) and other observable inputs for the asset or liability. The amount of risk taken is determined by the Commercial Operations, Energy Supply and Finance groups in accordance with our established risk management policies as approved by the Finance Committee of our Board of Directors. Our market risk oversight staff independently monitors our risk policies, procedures and risk levels and provides members of the Commercial Operations Risk Committee (Regulated Risk Committee) and the Energy Supply Risk Committee (Competitive Risk Committee) various daily and quarterly reports regarding compliance with policies, limits and procedures. The Regulated Risk Committee consists of AEPSC’s Chief Operating Officer, Chief Financial Officer, Executive Vice President of Generation, Senior Vice President of Commercial Operations and Chief Risk Officer. The Competitive Risk Committee consists of AEPSC’s Chief Operating Officer, Chief Financial Officer and Chief Risk Officer in addition to Energy Supply’s President and Vice President.

For our commercial activities, exchange traded derivatives, namely futures contracts, are generally fair valued based on unadjusted quoted prices in active markets and are classified as Level 1.  Level 2 inputs primarily consist of OTC broker quotes in moderately active or less active markets, as well as exchange traded contracts where there is insufficient market liquidity to warrant inclusion in Level 1.  We verify our price curves using these broker quotes and classify these fair values within Level 2 when substantially all of the fair value can be corroborated.  We typically obtain multiple broker quotes, which are nonbinding in nature, but are based on recent trades in the marketplace.  When multiple broker quotes are obtained, we average the quoted bid and ask prices.  In certain circumstances, we may discard a broker quote if it is a clear outlier.  We use a historical correlation analysis between the broker quoted location and the illiquid locations.  If the points are highly correlated, we include these locations within Level 2 as well.  Certain OTC and bilaterally executed derivative instruments are executed in less active markets with a lower availability of pricing information.  Illiquid transactions, complex structured transactions, FTRs and counterparty credit risk may require nonmarket based inputs.  Some of these inputs may be internally developed or extrapolated and utilized to estimate fair value.  When such inputs have a significant impact on the measurement of fair value, the instrument is categorized as Level 3.  The main driver of our contracts being classified as Level 3 is the inability to substantiate our energy price curves in the market.  A significant portion of our Level 3 instruments have been economically hedged which greatly limits potential earnings volatility.

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

Assets in the nuclear trusts, Cash and Cash Equivalents and Other Temporary Investments are classified using the following methods.  Equities are classified as Level 1 holdings if they are actively traded on exchanges.  Items classified as Level 1 are investments in money market funds, fixed income and equity mutual funds and domestic equity securities.  They are valued based on observable inputs primarily unadjusted quoted prices in active markets for identical assets.  Items classified as Level 2 are primarily investments in individual fixed income securities and cash equivalents funds.  Fixed income securities do not trade on an exchange and do not have an official closing price but their valuation inputs are based on observable market data.  Pricing vendors calculate bond valuations using financial models and matrices.  The models use observable inputs including yields on benchmark securities, quotes by securities brokers, rating agency actions, discounts or premiums on securities compared to par prices, changes in yields for U.S. Treasury securities, corporate actions by bond issuers, prepayment schedules and histories, economic events and, for certain securities, adjustments to yields to reflect changes in the rate of inflation.  Other securities with model-derived valuation inputs that are observable are also classified as Level 2 investments.  Investments with unobservable valuation inputs are classified as Level 3 investments.

Fair Value Measurements of Long-term Debt

The fair values of Long-term Debt are based on quoted market prices, without credit enhancements, for the same or similar issues and the current interest rates offered for instruments with similar maturities classified as Level 2 measurement inputs.  These instruments are not marked-to-market.  The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

The book values and fair values of Long-term Debt as of March 31, 2015 and December 31, 2014 are summarized in the following table:

	March 31, 2015		December 31, 2014
	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
Long-term Debt	$19,229	$22,015	$18,684	$21,075

Fair Value Measurements of Other Temporary Investments

Other Temporary Investments include funds held by trustees primarily for the payment of securitization bonds and securities available for sale, including marketable securities that we intend to hold for less than one year and investments by our protected cell of EIS.

The following is a summary of Other Temporary Investments:

	March 31, 2015
Other Temporary Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Restricted Cash (a)	$186	$—	$—	$186
Fixed Income Securities – Mutual Funds	81	—	—	81
Equity Securities – Mutual Funds	13	13	—	26
Total Other Temporary Investments	$280	$13	$—	$293

	December 31, 2014
Other Temporary Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Restricted Cash (a)	$280	$—	$—	$280
Fixed Income Securities – Mutual Funds	81	—	—	81
Equity Securities – Mutual Funds	13	12	—	25
Total Other Temporary Investments	$374	$12	$—	$386

(a)	Primarily represents amounts held for the repayment of debt.

The following table provides the activity for our fixed income and equity securities within Other Temporary Investments for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Proceeds from Investment Sales	$—	$—
Purchases of Investments	—	1
Gross Realized Gains on Investment Sales	—	—
Gross Realized Losses on Investment Sales	—	—

As of March 31, 2015 and December 31, 2014, we had no Other Temporary Investments with an unrealized loss position.  As of March 31, 2015, fixed income securities were primarily debt based mutual funds with short and intermediate maturities.  Mutual funds may be sold and do not contain maturity dates.

For details of the reasons for changes in Securities Available for Sale included in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, see Note 3.

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

I&M records securities held in trust funds for decommissioning nuclear facilities and for the disposal of SNF at fair value.  I&M classifies securities in the trust funds as available-for-sale due to their long-term purpose.  Other-than-temporary impairments for investments in both fixed income and equity securities are considered realized losses as a result of securities being managed by an external investment management firm.  The external investment management firm makes specific investment decisions regarding the equity and fixed income investments held in these trusts and generally intends to sell fixed income securities in an unrealized loss position as part of a tax optimization strategy.  Impairments reduce the cost basis of the securities which will affect any future unrealized gain or realized gain or loss due to the adjusted cost of investment.  I&M records unrealized gains and other-than-temporary impairments from securities in the trust funds as adjustments to the regulatory liability account for the nuclear decommissioning trust funds and to regulatory assets or liabilities for the SNF disposal trust funds in accordance with their treatment in rates.  Consequently, changes in fair value of trust assets do not affect earnings or AOCI.  The trust assets are recorded by jurisdiction and may not be used for another jurisdiction’s liabilities.  Regulatory approval is required to withdraw decommissioning funds.

The following is a summary of nuclear trust fund investments as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Estimated Fair Value	Gross Unrealized Gains	Other-Than- Temporary Impairments	Estimated Fair Value	Gross Unrealized Gains	Other-Than- Temporary Impairments
	(in millions)
Cash and Cash Equivalents	$31	$—	$—	$20	$—	$—
Fixed Income Securities:
United States Government	695	51	(3)	697	45	(5)
Corporate Debt	60	5	(1)	48	4	(1)
State and Local Government	201	1	(1)	208	1	—
Subtotal Fixed Income Securities	956	57	(5)	953	50	(6)
Equity Securities – Domestic	1,135	601	(78)	1,123	599	(79)
Spent Nuclear Fuel and Decommissioning Trusts	$2,122	$658	$(83)	$2,096	$649	$(85)

The following table provides the securities activity within the decommissioning and SNF trusts for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Proceeds from Investment Sales	$228	$148
Purchases of Investments	246	164
Gross Realized Gains on Investment Sales	11	8
Gross Realized Losses on Investment Sales	4	1

The adjusted cost of fixed income securities was $899 million and $903 million as of March 31, 2015 and December 31, 2014, respectively.  The adjusted cost of equity securities was $534 million and $524 million as of March 31, 2015 and December 31, 2014, respectively.
The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of March 31, 2015 was as follows:

Fair Value of Fixed Income Securities
(in millions)
Within 1 year	$148
1 year – 5 years	407
5 years – 10 years	174
After 10 years	227
Total	$956

Fair Value Measurements of Financial Assets and Liabilities

The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.  As required by the accounting guidance for “Fair Value Measurements and Disclosures,” financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  There have not been any significant changes in our valuation techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2015

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Cash and Cash Equivalents (a)	$21	$6	$—	$163	$190

Other Temporary Investments
Restricted Cash (a)	171	2	—	13	186
Fixed Income Securities – Mutual Funds	81	—	—	—	81
Equity Securities – Mutual Funds (b)	26	—	—	—	26
Total Other Temporary Investments	278	2	—	13	293

Risk Management Assets
Risk Management Commodity Contracts (c) (d)	35	555	165	(259)	496
Cash Flow Hedges:
Commodity Hedges (c)	—	10	1	(7)	4
Fair Value Hedges	—	—	—	3	3
Total Risk Management Assets	35	565	166	(263)	503

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	23	—	—	8	31
Fixed Income Securities:
United States Government	—	695	—	—	695
Corporate Debt	—	60	—	—	60
State and Local Government	—	201	—	—	201
Subtotal Fixed Income Securities	—	956	—	—	956
Equity Securities – Domestic (b)	1,135	—	—	—	1,135
Total Spent Nuclear Fuel and Decommissioning Trusts	1,158	956	—	8	2,122

Total Assets	$1,492	$1,529	$166	$(79)	$3,108

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d)	$54	$428	$30	$(291)	$221
Cash Flow Hedges:
Commodity Hedges (c)	—	14	5	(7)	12
Interest Rate/Foreign Currency Hedges	—	1	—	—	1
Fair Value Hedges	—	2	—	3	5
Total Risk Management Liabilities	$54	$445	$35	$(295)	$239

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2014

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Cash and Cash Equivalents (a)	$17	$1	$—	$145	$163

Other Temporary Investments
Restricted Cash (a)	234	9	—	37	280
Fixed Income Securities – Mutual Funds	81	—	—	—	81
Equity Securities – Mutual Funds (b)	25	—	—	—	25
Total Other Temporary Investments	340	9	—	37	386

Risk Management Assets
Risk Management Commodity Contracts (c) (f)	37	528	190	(302)	453
Cash Flow Hedges:
Commodity Hedges (c)	—	32	—	(16)	16
Fair Value Hedges	—	1	—	2	3
Total Risk Management Assets	37	561	190	(316)	472

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	9	—	—	11	20
Fixed Income Securities:
United States Government	—	697	—	—	697
Corporate Debt	—	48	—	—	48
State and Local Government	—	208	—	—	208
Subtotal Fixed Income Securities	—	953	—	—	953
Equity Securities – Domestic (b)	1,123	—	—	—	1,123
Total Spent Nuclear Fuel and Decommissioning Trusts	1,132	953	—	11	2,096

Total Assets	$1,526	$1,524	$190	$(123)	$3,117

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (f)	$65	$432	$36	$(334)	$199
Cash Flow Hedges:
Commodity Hedges (c)	—	27	3	(16)	14
Interest Rate/Foreign Currency Hedges	—	1	—	—	1
Fair Value Hedges	—	7	—	2	9
Total Risk Management Liabilities	$65	$467	$39	$(348)	$223

(a)
Amounts in ''Other'' column primarily represent cash deposits in bank accounts with financial institutions or with third parties.  Level 1 and Level 2 amounts primarily represent investments in money market funds.

(b)	Amounts represent publicly traded equity securities and equity-based mutual funds.

(c)
Amounts in ''Other'' column primarily represent counterparty netting of risk management and hedging contracts and associated cash collateral under the accounting guidance for ''Derivatives and Hedging.''

(d)
The March 31, 2015 maturity of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), is as follows:  Level 1 matures $(8) million in 2015 and ($11) million in periods 2016-2018;  Level 2 matures $19 million in 2015, $60 million in periods 2016-2018, $21 million in periods 2019-2020 and $27 million in periods 2021-2030;  Level 3 matures $23 million in 2015, $31 million in periods 2016-2018, $9 million in periods 2019-2020 and $72 million in periods 2021-2030.  Risk management commodity contracts are substantially comprised of power contracts.

(e)	Amounts in ''Other'' column primarily represent accrued interest receivables from financial institutions. Level 1 amounts primarily represent investments in money market funds.

(f)
The December 31, 2014 maturity of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), is as follows:  Level 1 matures $(18) million in 2015 and ($10) million in periods 2016-2018;  Level 2 matures $31 million in 2015, $52 million in periods 2016-2018, $12 million in periods 2019-2020 and $1 million in periods 2021-2030;  Level 3 matures $50 million in 2015, $29 million in periods 2016-2018, $9 million in periods 2019-2020 and $66 million in periods 2021-2030.  Risk management commodity contracts are substantially comprised of power contracts.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 and 2014.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives and other investments classified as Level 3 in the fair value hierarchy:

Three Months Ended March 31, 2015	Net Risk Management Assets (Liabilities)
(in millions)
Balance as of December 31, 2014	$151
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	9
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	5
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	(2)
Purchases, Issuances and Settlements (c)	(39)
Transfers into Level 3 (d) (e)	15
Transfers out of Level 3 (e) (f)	(12)
Changes in Fair Value Allocated to Regulated Jurisdictions (g)	4
Balance as of March 31, 2015	$131

Three Months Ended March 31, 2014	Net Risk Management Assets (Liabilities)
(in millions)
Balance as of December 31, 2013	$117
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	84
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(10)
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	9
Purchases, Issuances and Settlements (c)	(100)
Transfers into Level 3 (d) (e)	(4)
Transfers out of Level 3 (e) (f)	(2)
Changes in Fair Value Allocated to Regulated Jurisdictions (g)	11
Balance as of March 31, 2014	$105

(a)	Included in revenues on the condensed statements of income.

(b)	Represents the change in fair value between the beginning of the reporting period and the settlement of the risk management commodity contract.

(c)	Represents the settlement of risk management commodity contracts for the reporting period.

(d)	Represents existing assets or liabilities that were previously categorized as Level 2.

(e)	Transfers are recognized based on their value at the beginning of the reporting period that the transfer occurred.

(f)	Represents existing assets or liabilities that were previously categorized as Level 3.

(g)	Relates to the net gains (losses) of those contracts that are not reflected on the condensed statements of income. These net gains (losses) are recorded as regulatory liabilities/assets.

The following tables quantify the significant unobservable inputs used in developing the fair value of our Level 3 positions as of March 31, 2015 and December 31, 2014:

Significant Unobservable Inputs
March 31, 2015

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$160	$32	Discounted Cash Flow	Forward Market Price (a)	$0.53	$163.52	$37.67
				Counterparty Credit Risk (b)	373
FTRs	6	3	Discounted Cash Flow	Forward Market Price (a)	(10.12)	10.85	0.57
Total	$166	$35

Significant Unobservable Inputs
December 31, 2014

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$157	$37	Discounted Cash Flow	Forward Market Price (a)	$11.37	$159.92	$57.18
				Counterparty Credit Risk (b)	303
FTRs	33	2	Discounted Cash Flow	Forward Market Price (a)	(14.63)	20.02	0.96
Total	$190	$39

(a)	Represents market prices in dollars per MWh.

(b)	Represents average price of credit default swaps used to calculate counterparty credit risk, reported in basis points.

The following table provides sensitivity of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts and FTRs as of March 31, 2015:

Sensitivity of Fair Value Measurements
March 31, 2015

Significant Unobservable Input	Position	Change in Input	Impact on Fair Value Measurement
Forward Market Price	Buy	Increase (Decrease)	Higher (Lower)
Forward Market Price	Sell	Increase (Decrease)	Lower (Higher)
Counterparty Credit Risk	Loss	Increase (Decrease)	Higher (Lower)
Counterparty Credit Risk	Gain	Increase (Decrease)	Lower (Higher)

10.  INCOME TAXES

AEP System Tax Allocation Agreement

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

Federal and State Income Tax Audit Status

We are no longer subject to U.S. federal examinations for years before 2011. The IRS examination of years 2011, 2012 and 2013 started in April 2014. Although the outcome of tax audits is uncertain, in our opinion, adequate provisions for federal income taxes have been made for potential liabilities resulting from such matters.  In addition, we accrue interest on these uncertain tax positions.  We are not aware of any issues for open tax years that upon final resolution are expected to materially impact net income.

We, along with our subsidiaries, file income tax returns in various state, local and foreign jurisdictions.  These taxing authorities routinely examine our tax returns. We are currently under examination in several state and local jurisdictions.  However, it is possible that we have filed tax returns with positions that may be challenged by these tax authorities.  We believe that adequate provisions for income taxes have been made for potential liabilities resulting from such challenges and that the ultimate resolution of these audits will not materially impact net income.  We are no longer subject to state, local or non-U.S. income tax examinations by tax authorities for years before 2009.

11.  FINANCING ACTIVITIES

Long-term Debt

The following table details long-term debt outstanding as of March 31, 2015 and December 31, 2014:

Type of Debt	March 31, 2015	December 31, 2014
	(in millions)
Senior Unsecured Notes	$13,344	$12,647
Pollution Control Bonds	1,963	1,963
Notes Payable	331	357
Securitization Bonds	2,227	2,380
Spent Nuclear Fuel Obligation (a)	266	266
Other Long-term Debt	1,127	1,101
Fair Value of Interest Rate Hedges	(2)	(6)
Unamortized Discount, Net	(27)	(24)
Total Long-term Debt Outstanding	19,229	18,684
Long-term Debt Due Within One Year	2,451	2,503
Long-term Debt	$16,778	$16,181

(a)
Pursuant to the Nuclear Waste Policy Act of 1982, I&M, a nuclear licensee, has an obligation to the United States Department of Energy for spent nuclear fuel disposal.  The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983.  Trust fund assets related to this obligation were $309 million and $309 million as of March 31, 2015 and December 31, 2014, respectively, and are included in Spent Nuclear Fuel and Decommissioning Trusts on our condensed balance sheets.

Long-term debt and other securities issued, retired and principal payments made during the first three months of 2015 are shown in the tables below:

Company	Type of Debt	Principal Amount		Interest Rate	Due Date
Issuances:		(in millions)		(%)
PSO	Senior Unsecured Notes	$125		3.17	2025
PSO	Senior Unsecured Notes	125		4.09	2045
SWEPCo	Pollution Control Bonds	54		1.60	2019
SWEPCo	Senior Unsecured Notes	400		3.90	2045

Non-Registrant:
AEPTCo	Senior Unsecured Notes	50		3.66	2025
KPCo	Other Long-term Debt	25		Variable	2018
Transource Missouri	Other Long-term Debt	5		Variable	2018
Total Issuances		$784	(a)

(a)	Amount indicated on the statement of cash flows is net of issuance costs and premium or discount and will not tie to the issuance amount.

Company	Type of Debt	Principal Amount Paid	Interest Rate	Due Date
Total Retirements and Principal Payments:		(in millions)	(%)
APCo	Securitization Bonds	$11	2.008	2024
I&M	Other Long-term Debt	3	Variable	2015
I&M	Notes Payable	9	Variable	2016
I&M	Notes Payable	7	Variable	2017
I&M	Notes Payable	6	Variable	2019
OPCo	Securitization Bonds	22	0.958	2018
SWEPCo	Notes Payable	2	4.58	2032
SWEPCo	Pollution Control Bonds	54	3.25	2015

Non-Registrant:
AEGCo	Senior Unsecured Notes	4	6.33	2037
AEP Subsidiaries	Notes Payable	1	Variable	2017
TCC	Securitization Bonds	78	5.09	2015
TCC	Securitization Bonds	42	6.25	2016
Total Retirements and Principal Payments		$239

In April 2015, APCo issued $86 million of 1.9% Pollution Control Bonds due in 2019.

In April 2015, OPCo retired $86 million of 3.125% Pollution Control Bonds due in 2015.

In April 2015, SWEPCo retired $100 million of 5.375% Senior Unsecured Notes due in 2015.

As of March 31, 2015, trustees held on our behalf, $385 million of our reacquired Pollution Control Bonds.

Dividend Restrictions

Parent Restrictions

The holders of our common stock are entitled to receive the dividends declared by our Board of Directors provided funds are legally available for such dividends.  Our income primarily derives from our common stock equity in the earnings of our utility subsidiaries.

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

Utility Subsidiaries’ Restrictions

Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of our utility subsidiaries to transfer funds to us in the form of dividends.  Specifically, several of our public utility subsidiaries have credit agreements that contain a covenant that limits their debt to capitalization ratio to 67.5%.

The Federal Power Act prohibits the utility subsidiaries from participating “in the making or paying of any dividends of such public utility from any funds properly included in capital account.”  The term “capital account” is not defined in the Federal Power Act or its regulations.  Management understands “capital account” to mean the book value of the common stock.  This restriction does not limit the ability of the utility subsidiaries to pay dividends out of retained earnings.

Short-term Debt

Our outstanding short-term debt was as follows:

	March 31, 2015		December 31, 2014
Type of Debt	Outstanding Amount	Interest Rate (a)	Outstanding Amount	Interest Rate (a)
	(in millions)		(in millions)
Securitized Debt for Receivables (b)	$740	0.26%	$744	0.22%
Commercial Paper	115	0.51%	602	0.59%
Total Short-term Debt	$855		$1,346

(a)	Weighted average rate.

(b)	Amount of securitized debt for receivables as accounted for under the ''Transfers and Servicing'' accounting guidance.

Credit Facilities

For an additional discussion of credit facilities, see “Letters of Credit” section of Note 5.

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

Our receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables. The agreement was increased in June 2014 from $700 million and expires in June 2016.

Accounts receivable information for AEP Credit is as follows:

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)

Effective Interest Rates on Securitization of Accounts Receivable	0.26%	0.24%
Net Uncollectible Accounts Receivable Written Off	$7	$8

	March 31,	December 31,
	2015	2014
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$988	$975
Total Principal Outstanding	740	744
Delinquent Securitized Accounts Receivable	52	44
Bad Debt Reserves Related to Securitization/Sale of Accounts Receivable	17	13
Unbilled Receivables Related to Securitization/Sale of Accounts Receivable	265	335

Customer accounts receivable retained and securitized for our operating companies are managed by AEP Credit.  AEP Credit’s delinquent customer accounts receivable represents accounts greater than 30 days past due.

12.  VARIABLE INTEREST ENTITIES

The accounting guidance for “Variable Interest Entities” is a consolidation model that considers if a company has a controlling financial interest in a VIE.  A controlling financial interest will have both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Entities are required to consolidate a VIE when it is determined that they have a controlling financial interest in a VIE and therefore, are the primary beneficiary of that VIE, as defined by the accounting guidance for “Variable Interest Entities.”  In determining whether we are the primary beneficiary of a VIE, we consider factors such as equity at risk, the amount of the VIE’s variability we absorb, guarantees of indebtedness, voting rights including kick-out rights, the power to direct the VIE, variable interests held by related parties and other factors.  We believe that significant assumptions and judgments were applied consistently.

We are the primary beneficiary of Sabine, DCC Fuel, AEP Credit, Transition Funding, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding, a protected cell of EIS and Transource Energy.  In addition, we have not provided material financial or other support to any of these entities that was not previously contractually required.  We hold a significant variable interest in DHLC and Potomac-Appalachian Transmission Highline, LLC West Virginia Series (West Virginia Series).

Sabine is a mining operator providing mining services to SWEPCo.  SWEPCo has no equity investment in Sabine but is Sabine’s only customer.  SWEPCo guarantees the debt obligations and lease obligations of Sabine.  Under the terms of the note agreements, substantially all assets are pledged and all rights under the lignite mining agreement are assigned to SWEPCo.  The creditors of Sabine have no recourse to any AEP entity other than SWEPCo.  Under the provisions of the mining agreement, SWEPCo is required to pay, as a part of the cost of lignite delivered, an amount equal to mining costs plus a management fee.  In addition, SWEPCo determines how much coal will be mined each year.  Based on these facts, management concluded that SWEPCo is the primary beneficiary and is required to consolidate Sabine.  SWEPCo’s total billings from Sabine for the three months ended March 31, 2015 and 2014 were $42 million and $39 million, respectively.  See the tables below for the classification of Sabine’s assets and liabilities on the condensed balance sheets.

I&M has nuclear fuel lease agreements with DCC Fuel IV LLC, DCC Fuel V LLC, DCC Fuel VI LLC and DCC Fuel VII (collectively DCC Fuel).  DCC Fuel was formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.  DCC Fuel purchased the nuclear fuel from I&M with funds received from the issuance of notes to financial institutions.  Each entity is a single-lessee leasing arrangement with only one asset and is capitalized with all debt.  Each is a separate legal entity from I&M, the assets of which are not available to satisfy the debts of I&M.  Payments on the leases for the three months ended March 31, 2015 and 2014 were $23 million and $25 million, respectively. The leases were recorded as capital leases on I&M’s balance sheet as title to the nuclear fuel transfers to I&M at the end of the respective lease terms, which do not exceed 54 months.  Based on our control of DCC Fuel, management concluded that I&M is the primary beneficiary and is required to consolidate DCC Fuel.  The capital leases are eliminated upon consolidation.  The lease agreement ended for DCC Fuel II LLC in October 2014.  See the tables below for the classification of DCC Fuel’s assets and liabilities on the condensed balance sheets.

AEP Credit is a wholly-owned subsidiary of AEP.  AEP Credit purchases, without recourse, accounts receivable from certain utility subsidiaries of AEP to reduce working capital requirements.  AEP provides a minimum of 5% equity and up to 20% of AEP Credit’s short-term borrowing needs in excess of third party financings.  Any third party financing of AEP Credit only has recourse to the receivables securitized for such financing.  Based on our control of AEP Credit, management concluded that we are the primary beneficiary and are required to consolidate AEP Credit.  See the tables below for the classification of AEP Credit’s assets and liabilities on the condensed balance sheets.  See “Securitized Accounts Receivable – AEP Credit” section of Note 11.

Transition Funding was formed for the sole purpose of issuing and servicing securitization bonds related to Texas Restructuring Legislation.  Management has concluded that TCC is the primary beneficiary of Transition Funding because TCC has the power to direct the most significant activities of the VIE and TCC’s equity interest could potentially be significant.  Therefore, TCC is required to consolidate Transition Funding.  The securitized bonds totaled $1.7 billion and $1.8 billion as of March 31, 2015 and December 31, 2014, respectively.  Transition Funding has securitized transition assets of $1.6 billion and $1.6 billion as of March 31, 2015 and December 31, 2014, respectively.  The securitized transition assets represent the right to impose and collect Texas true-up costs from customers receiving electric transmission or distribution service from TCC under recovery mechanisms approved by the PUCT.  The securitization bonds are payable only from and secured by the securitized transition assets.  The bondholders have no recourse to TCC or any other AEP entity.  TCC acts as the servicer for Transition Funding’s securitized transition assets and remits all related amounts collected from customers to Transition Funding for interest and principal payments on the securitization bonds and related costs.  See the tables below for the classification of Transition Funding’s assets and liabilities on the condensed balance sheets.

Ohio Phase-in-Recovery Funding was formed for the sole purpose of issuing and servicing securitization bonds related to phase-in recovery property.  Management has concluded that OPCo is the primary beneficiary of Ohio Phase-in-Recovery Funding because OPCo has the power to direct the most significant activities of the VIE and OPCo's equity interest could potentially be significant.  Therefore, OPCo is required to consolidate Ohio Phase-in-Recovery Funding.  The securitized bonds totaled $210 million and $232 million as of March 31, 2015 and December 31, 2014, respectively.  Ohio Phase-in-Recovery Funding has securitized assets of $104 million and $110 million as of March 31, 2015 and December 31, 2014, respectively.  The phase-in recovery property represents the right to impose and collect Ohio deferred distribution charges from customers receiving electric transmission and distribution service from OPCo under a recovery mechanism approved by the PUCO.  In August 2013, securitization bonds were issued.  The securitization bonds are payable only from and secured by the securitized assets.  The bondholders have no recourse to OPCo or any other AEP entity.  OPCo acts as the servicer for Ohio Phase-in-Recovery Funding's securitized assets and remits all related amounts collected from customers to Ohio Phase-in-Recovery Funding for interest and principal payments on the securitization bonds and related costs.  See the table below for the classification of Ohio Phase-in-Recovery Funding's assets and liabilities on the condensed balance sheets.

Appalachian Consumer Rate Relief Funding was formed for the sole purpose of issuing and servicing securitization bonds related to APCo's under-recovered ENEC deferral balance.  Management has concluded that APCo is the primary beneficiary of Appalachian Consumer Rate Relief Funding because APCo has the power to direct the most significant activities of the VIE and APCo's equity interest could potentially be significant.  Therefore, APCo is required to consolidate Appalachian Consumer Rate Relief Funding.  The securitized bonds totaled $357 million and $368 million as of March 31, 2015 and December 31, 2014, respectively.  Appalachian Consumer Rate Relief Funding has securitized assets of $345 million and $350 million as of March 31, 2015 and December 31, 2014, respectively.  The phase-in recovery property represents the right to impose and collect West Virginia deferred generation charges from customers receiving electric transmission, distribution and generation service from APCo under a recovery mechanism approved by the WVPSC.  In November 2013, securitization bonds were issued.  The securitization bonds are payable only from and secured by the securitized assets.  The bondholders have no recourse to APCo or any other AEP entity.  APCo acts as the servicer for Appalachian Consumer Rate Relief Funding's securitized assets and remits all related amounts collected from customers to Appalachian Consumer Rate Relief Funding for interest and principal payments on the securitization bonds and related costs.  See the tables below for the classification of Appalachian Consumer Rate Relief Funding's assets and liabilities on the condensed balance sheets.

The securitized bonds of Transition Funding, Ohio Phase-in-Recovery Funding and Appalachian Consumer Rate Relief Funding are included in current and long-term debt on the condensed balance sheets. The securitized assets of Transition Funding, Ohio Phase-in-Recovery Funding and Appalachian Consumer Rate Relief Funding are included in securitized assets on the condensed balance sheets.

Our subsidiaries participate in one protected cell of EIS for approximately ten lines of insurance.  EIS has multiple protected cells.  Neither AEP nor its subsidiaries have an equity investment in EIS.  The AEP System is essentially this EIS cell’s only participant, but allows certain third parties access to this insurance.  Our subsidiaries and any allowed third parties share in the insurance coverage, premiums and risk of loss from claims.  Based on our control and the structure of the protected cell of EIS, management concluded that we are the primary beneficiary of the protected cell and are required to consolidate the protected cell of EIS.  Our insurance premium expense to the protected cell for the three months ended March 31, 2015 and 2014 were $14 million and $16 million, respectively. See the tables below for the classification of the protected cell’s assets and liabilities on the condensed balance sheets.

Transource Energy was formed for the purpose of investing in utilities which develop, acquire, construct, own and operate transmission facilities in accordance with FERC-approved rates. AEP has equity and voting ownership of 86.5% with the other owner having 13.5% interest. Management has concluded that Transource Energy is a VIE and that AEP is the primary beneficiary because AEP has the power to direct the most significant activities of the entity. Therefore, AEP is required to consolidate Transource Energy. AEP’s equity interest could potentially be significant. In January 2014, Transource Missouri (a wholly-owned subsidiary of Transource Energy) acquired transmission assets from the non-controlling owner and issued debt and received a capital contribution to fund the acquisition. The majority of Transource Energy’s activity resulted from the asset acquisition, construction projects, debt issuance and capital contribution. AEP provided capital contributions to Transource Energy of $12 million and $23 million as of March 31, 2015 and December 31, 2014, respectively. AEP and the other owner of Transource Energy are required to ensure a specific equity level in Transource Missouri upon completion of projects or if a project is abandoned by the RTO. See the tables below for the classification of Transource Energy’s assets and liabilities on the condensed balance sheets.

The balances below represent the assets and liabilities of the VIEs that are consolidated.  These balances include intercompany transactions that are eliminated upon consolidation.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
VARIABLE INTEREST ENTITIES
March 31, 2015
(in millions)

	SWEPCo Sabine	I&M DCC Fuel	AEP Credit	TCC Transition Funding		OPCo Ohio Phase-in- Recovery Funding		APCo Appalachian Consumer Rate Relief Funding		Protected Cell of EIS	Transource Energy
ASSETS
Current Assets	$59	$89	$995	$169		$22		$11		$158	$16
Net Property, Plant and
Equipment	144	129	—	—		—		—		—	116
Other Noncurrent Assets	59	65	—	1,594	(a)	198	(b)	352	(c)	2	6
Total Assets	$262	$283	$995	$1,763		$220		$363		$160	$138

LIABILITIES AND EQUITY
Current Liabilities	$29	$81	$895	$316		$47		$24		$50	$31
Noncurrent Liabilities	233	202	—	1,429		172		337		64	60
Equity	—	—	100	18		1		2		46	47
Total Liabilities and Equity	$262	$283	$995	$1,763		$220		$363		$160	$138

(a)	Includes an intercompany item eliminated in consolidation of $74 million.

(b)	Includes an intercompany item eliminated in consolidation of $92 million.

(c)	Includes an intercompany item eliminated in consolidation of $4 million.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
VARIABLE INTEREST ENTITIES
December 31, 2014
(in millions)

	SWEPCo Sabine	I&M DCC Fuel	AEP Credit	TCC Transition Funding		OPCo Ohio Phase-in- Recovery Funding		APCo Appalachian Consumer Rate Relief Funding		Protected Cell of EIS	Transource Energy
ASSETS
Current Assets	$68	$97	$980	$239		$33		$18		$149	$2
Net Property, Plant and Equipment	145	158	—	—		—		—		—	98
Other Noncurrent Assets	52	80	—	1,654	(a)	210	(b)	358	(c)	2	4
Total Assets	$265	$335	$980	$1,893		$243		$376		$151	$104

LIABILITIES AND EQUITY
Current Liabilities	$36	$86	$894	$322		$47		$27		$44	$21
Noncurrent Liabilities	228	249	—	1,553		195		347		62	55
Equity	1	—	86	18		1		2		45	28
Total Liabilities and Equity	$265	$335	$980	$1,893		$243		$376		$151	$104

(a)	Includes an intercompany item eliminated in consolidation of $75 million.

(b)	Includes an intercompany item eliminated in consolidation of $97 million.

(c)	Includes an intercompany item eliminated in consolidation of $4 million.

DHLC is a mining operator that sells 50% of the lignite produced to SWEPCo and 50% to CLECO.  SWEPCo and CLECO share the executive board seats and voting rights equally.  Each entity guarantees 50% of DHLC’s debt.  SWEPCo and CLECO equally approve DHLC’s annual budget.  The creditors of DHLC have no recourse to any AEP entity other than SWEPCo.  As SWEPCo is the sole equity owner of DHLC, it receives 100% of the management fee.  SWEPCo’s total billings from DHLC for the three months ended March 31, 2015 and 2014 were $15 million and $2 million, respectively. We are not required to consolidate DHLC as we are not the primary beneficiary, although we hold a significant variable interest in DHLC.  Our equity investment in DHLC is included in Deferred Charges and Other Noncurrent Assets on the condensed balance sheets.

Our investment in DHLC was:

	March 31, 2015		December 31, 2014
	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
Capital Contribution from SWEPCo	$8	$8	$8	$8
Retained Earnings	4	4	4	4
Advance Due to Parent	48	48	56	56
Guarantee of Debt	—	51	—	48

Total Investment in DHLC	$60	$111	$68	$116

We and FirstEnergy Corp. (FirstEnergy) have a joint venture in Potomac-Appalachian Transmission Highline, LLC (PATH).  PATH is a series limited liability company and was created to construct, through its operating companies, a high-voltage transmission line project in the PJM region.  PATH consists of the “West Virginia Series (PATH-WV),” owned equally by subsidiaries of FirstEnergy and AEP, and the “Allegheny Series” which is 100% owned by a subsidiary of FirstEnergy.  Provisions exist within the PATH-WV agreement that make it a VIE.  The “Allegheny Series” is not considered a VIE.  We are not required to consolidate PATH-WV as we are not the primary beneficiary, although we hold a significant variable interest in PATH-WV.  Our equity investment in PATH-WV is included in Deferred Charges and Other Noncurrent Assets on our condensed balance sheets.  We and FirstEnergy share the returns and losses equally in PATH-WV.  Our subsidiaries and FirstEnergy’s subsidiaries provide services to the PATH companies through service agreements.  The entities recover costs through regulated rates.

In August 2012, the PJM board cancelled the PATH Project, the transmission project that PATH was intended to develop, and removed it from the 2012 Regional Transmission Expansion Plan.  In September 2012, the PATH Project companies submitted an application to the FERC requesting authority to recover prudently-incurred costs associated with the PATH Project. In November 2012, the FERC issued an order accepting the PATH Project's abandonment cost recovery application, subject to settlement procedures and hearing. The parties to the case have been unable to reach a settlement agreement and, in March 2014, settlement judge procedures were terminated. Hearings at FERC were held in March and April 2015.

Our investment in PATH-WV was:

	March 31, 2015		December 31, 2014
	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
Capital Contribution from AEP	$19	$19	$19	$19
Retained Earnings	2	2	2	2

Total Investment in PATH-WV	$21	$21	$21	$21

As of March 31, 2015, our $21 million investment in PATH-WV is included in Deferred Charges and Other Noncurrent Assets on the condensed balance sheet. If we cannot ultimately recover our investment related to PATH-WV, it could reduce future net income and cash flows.

13. PROPERTY, PLANT AND EQUIPMENT

Coal Combustion Residual Rule

In 2010, the Federal EPA published a proposed rule to regulate the disposal and beneficial re-use of coal combustion residuals, including fly ash and bottom ash generated at coal-fired electric generating units and also flue gas desulfurization gypsum generated at some coal-fired plants. The final rule was published in the Federal Register in April 2015 and becomes effective six months after publication. We are in the process of evaluating the impact of this rule and have not yet determined an estimate of the expected increase in asset retirement obligations. Upon completion of the evaluation, we expect to record an increase in asset retirement obligations in the second quarter of 2015 due to this publication.

14.  DISPOSITION PLANT SEVERANCE

AEP intends to retire several generation plants or units of plants during 2015. The plant closures will result in involuntary severances. The severance program provides two weeks of base pay for every year of service along with other severance benefits.

The disposition plant severance activity for the three months ended March 31, 2015 is described in the following table:

Disposition Plant Severance Activity
(in millions)
Balance as of December 31, 2014	$29
Incurred	—
Settled	(1)
Adjustments	—
Balance as of March 31, 2015	$28

We recorded a charge of $29 million to Other Operation expense in 2014 primarily related to employees at the disposition plants. These expenses, net of adjustments, relate primarily to severance benefits and are included primarily in Other Operation expense on the condensed statements of income.  Of the cumulative expense, approximately 32% was within the Generation & Marketing segment and 68% was within the Vertically Integrated Utilities segment.  The remaining liability is included in Other Current Liabilities on the condensed balance sheets. We do not expect additional severance costs to be incurred related to this initiative.

APPALACHIAN POWER COMPANY
AND SUBSIDIARIES

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Regulatory Activity

2014 West Virginia Base Rate Case

In June 2014, APCo and WPCo filed a request with the WVPSC to increase annual base rates by $156 million, based upon a 10.62% return on common equity, to be effective in the second quarter of 2015.  The filing included a request to increase generation depreciation rates primarily due to the increase in plant investment and changes in the expected service lives of various generating units.  The filing also requested recovery of $77 million in regulatory assets over five years related to 2012 West Virginia storm costs, IGCC and other deferred costs. The filing also included a request to implement a rider of approximately $38 million annually to recover vegetation management costs, including a return on capital investment.  In December 2014 and January 2015, intervenors filed testimony which proposed total annual revenue increases ranging from $30 million to $51 million based upon returns on common equity ranging from 9% to 10% and regulatory asset disallowances ranging from $6 million to $8 million.  Additionally, other intervenors proposed that the revenue requirement be based on a return on common equity of 8.7% and that $77 million of regulatory assets be disallowed.  Intervenors also recommended a disallowance of approximately $38 million related to the December 2013 transfer of OPCo's two-thirds interest in the Amos Plant, Unit 3 to APCo.  Hearings at the WVPSC were held in January 2015.  An order is anticipated in the second quarter of 2015. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition. See the “2014 West Virginia Base Rate Case” section of APCo Rate Matters in Note 4.

2015 Virginia Regulatory Asset Proceeding

In January 2015, the Virginia SCC initiated a separate proceeding to address the proper treatment of APCo’s authorized regulatory assets. As of March 31, 2015, APCo’s authorized regulatory assets under review in this proceeding are estimated to be $14 million. In February and March 2015, briefs related to this proceeding were filed by various parties. If any of these costs, or any additional costs that may be subject to review, are not recoverable, it could reduce future net income and cash flows and impact financial condition.

New Virginia Legislation Affecting Biennial Reviews

In February 2015, amendments to Virginia law governing the regulation of investor-owned electric utilities were enacted. Under the amended Virginia law, APCo’s existing generation and distribution base rates are frozen until after the Virginia SCC rules on APCo’s next biennial review, which APCo will file in March 2020 for the 2018 and 2019 test years. These amendments also preclude the Virginia SCC from performing biennial reviews of APCo’s earnings for the years 2014 through 2017. APCo's financial statements adequately address the impact of these amendments. During the years 2014 through 2017, the new law provides that APCo will absorb incremental generation and distribution costs associated with severe weather events and/or natural disasters and costs associated with potential impairments related to new carbon emission guidelines issued by the Federal EPA.

Litigation and Environmental Issues

In the ordinary course of business, APCo is involved in employment, commercial, environmental and regulatory litigation. Since it is difficult to predict the outcome of these proceedings, management cannot predict the eventual resolution, timing or amount of any loss, fine or penalty. Management assesses the probability of loss for each contingency and accrues a liability for cases which have a probable likelihood of loss if the loss can be estimated. For details on regulatory proceedings and pending litigation, see Note 4 – Rate Matters and Note 6 – Commitments, Guarantees and Contingencies in the 2014 Annual Report. Also, see Note 4 – Rate Matters and Note 5 – Commitments, Guarantees and Contingencies within the Condensed Notes to Condensed Financial Statements beginning on page 149. Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

See the “Executive Overview” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” section beginning on page 214 for additional discussion of relevant factors.

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2015	2014
	(in millions of KWhs)
Retail:
Residential	4,202	4,362
Commercial	1,727	1,780
Industrial	2,460	2,492
Miscellaneous	216	222
Total Retail	8,605	8,856

Wholesale	866	1,071

Total KWhs	9,471	9,927

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2015	2014
	(in degree days)
Actual – Heating (a)	1,680	1,715
Normal – Heating (b)	1,321	1,311

Actual – Cooling (c)	—	—
Normal – Cooling (b)	6	7

(a) Eastern Region heating degree days are calculated on a 55 degree temperature base.
(b) Normal Heating/Cooling represents the thirty-year average of degree days.
(c) Eastern Region cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2015 Compared to First Quarter of 2014

Reconciliation of First Quarter of 2014 to First Quarter of 2015
Net Income
(in millions)

First Quarter of 2014	$102

Changes in Gross Margin:
Retail Margins	57
Off-system Sales	(2)
Total Change in Gross Margin	55

Changes in Expenses and Other:
Other Operation and Maintenance	(5)
Depreciation and Amortization	4
Carrying Costs Income	2
Other Income	2
Interest Expense	1
Total Change in Expenses and Other	4

Income Tax Expense	(19)

First Quarter of 2015	$142

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $57 million primarily due to the following:

•
A $46 million increase primarily due to increases in rates in West Virginia and Virginia, including an adjustment resulting from amendments to Virginia law that impacts biennial reviews. Of these increases, $10 million relate to riders/trackers which have corresponding increases in other expense items below.

•	A $10 million decrease in PJM expenses due to the polar vortex in 2014.

•	A $7 million decrease in expense due to the timing of fuel recovery in 2014.
These increases were partially offset by:

•	A $12 million decrease primarily due to lower residential usage.

•	A $7 million increase in other variable electric generation expenses.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $5 million primarily due to the following:

•	A $12 million increase in PJM transmission expenses.

•
A $4 million increase associated with the over-recovery of transmission costs in accordance with the Virginia Transmission Rate Adjustment Clause effective May 2014. This increase in expense is offset within Retail Margins above.

These increases were partially offset by:

•	A $6 million decrease in steam and electric plant maintenance expenses primarily at the Amos Plant due to a prior year outage.

•	A $5 million decrease in employee-related expenses.

•	Depreciation and Amortization expenses decreased $4 million primarily due to the following:

•	A $2 million decrease due to decreased recovery of West Virginia consumer rate relief.

•	A $2 million decrease due to prior year amortization of West Virginia ENEC deferrals.

•	Income Tax Expense increased $19 million primarily due to an increase in pretax book income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES, NEW ACCOUNTING PRONOUNCEMENTS

See the “Critical Accounting Policies and Estimates” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” in the 2014 Annual Report for a discussion of the estimates and judgments required for regulatory accounting, revenue recognition, derivative instruments, the valuation of long-lived assets and pension and other postretirement benefits.

See the “Accounting Pronouncements” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” beginning on page 214 for a discussion of accounting pronouncements.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES
Electric Generation, Transmission and Distribution	$854,179	$866,457
Sales to AEP Affiliates	42,515	44,914
Other Revenues	2,321	2,020
TOTAL REVENUES	899,015	913,391

EXPENSES
Fuel and Other Consumables Used for Electric Generation	223,247	230,737
Purchased Electricity for Resale	112,669	168,991
Purchased Electricity from AEP Affiliates	—	4,662
Other Operation	106,070	93,538
Maintenance	52,297	60,090
Depreciation and Amortization	100,143	104,586
Taxes Other Than Income Taxes	31,047	30,777
TOTAL EXPENSES	625,473	693,381

OPERATING INCOME	273,542	220,010

Other Income (Expense):
Interest Income	389	401
Carrying Costs Income (Expense)	293	(1,875)
Allowance for Equity Funds Used During Construction	3,008	1,235
Interest Expense	(50,291)	(51,672)

INCOME BEFORE INCOME TAX EXPENSE	226,941	168,099

Income Tax Expense	85,148	66,248

NET INCOME	$141,793	$101,851

The common stock of APCo is wholly-owned by AEP.

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net Income	$141,793	$101,851

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $70 and $132 in 2015 and 2014, Respectively	129	246
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $247 and $179 in 2015 and 2014, Respectively	(458)	(333)

TOTAL OTHER COMPREHENSIVE LOSS	(329)	(87)

TOTAL COMPREHENSIVE INCOME	$141,464	$101,764

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER'S EQUITY
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2013	$260,458	$1,809,562	$1,156,461	$2,951	$3,229,432

Common Stock Dividends			(20,000)		(20,000)
Net Income			101,851		101,851
Other Comprehensive Loss				(87)	(87)
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2014	$260,458	$1,809,562	$1,238,312	$2,864	$3,311,196

TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2014	$260,458	$1,809,562	$1,291,876	$5,032	$3,366,928

Common Stock Dividends			(56,250)		(56,250)
Net Income			141,793		141,793
Other Comprehensive Loss				(329)	(329)
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2015	$260,458	$1,809,562	$1,377,419	$4,703	$3,452,142

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2015 and December 31, 2014
(in thousands)
(Unaudited)

	March 31,	December 31,
	2015	2014
CURRENT ASSETS
Cash and Cash Equivalents	$3,902	$2,613
Restricted Cash for Securitized Funding	7,884	15,599
Advances to Affiliates	152,148	48,519
Accounts Receivable:
Customers	130,929	114,711
Affiliated Companies	60,106	67,294
Accrued Unbilled Revenues	42,753	58,022
Miscellaneous	2,016	1,956
Allowance for Uncollectible Accounts	(3,445)	(2,364)
Total Accounts Receivable	232,359	239,619
Fuel	71,131	113,386
Materials and Supplies	133,917	131,285
Risk Management Assets	12,384	23,792
Deferred Income Tax Benefits	600	23,955
Regulatory Asset for Under-Recovered Fuel Costs	95,994	66,076
Prepayments and Other Current Assets	16,870	13,660
TOTAL CURRENT ASSETS	727,189	678,504

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	6,849,458	6,824,029
Transmission	2,238,121	2,228,029
Distribution	3,283,917	3,258,306
Other Property, Plant and Equipment	380,512	373,520
Construction Work in Progress	381,475	321,495
Total Property, Plant and Equipment	13,133,483	13,005,379
Accumulated Depreciation and Amortization	3,897,327	3,823,664
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	9,236,156	9,181,715

OTHER NONCURRENT ASSETS
Regulatory Assets	842,030	857,872
Securitized Assets	344,631	350,170
Long-term Risk Management Assets	4,157	4,891
Deferred Charges and Other Noncurrent Assets	162,878	159,230
TOTAL OTHER NONCURRENT ASSETS	1,353,696	1,372,163

TOTAL ASSETS	$11,317,041	$11,232,382

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
March 31, 2015 and December 31, 2014
(Unaudited)

	March 31,	December 31,
	2015	2014
	(in thousands)
CURRENT LIABILITIES
Accounts Payable:
General	$186,116	$166,821
Affiliated Companies	59,718	80,602
Long-term Debt Due Within One Year – Nonaffiliated	552,409	552,212
Long-term Debt Due Within One Year – Affiliated	86,000	86,000
Risk Management Liabilities	8,661	11,017
Customer Deposits	73,978	71,766
Accrued Taxes	140,980	109,482
Accrued Interest	62,966	52,141
Other Current Liabilities	113,427	145,017
TOTAL CURRENT LIABILITIES	1,284,255	1,275,058

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,330,996	3,342,062
Long-term Risk Management Liabilities	2,033	2,057
Deferred Income Taxes	2,315,890	2,288,842
Regulatory Liabilities and Deferred Investment Tax Credits	651,625	652,867
Asset Retirement Obligations	120,310	122,300
Employee Benefits and Pension Obligations	127,626	127,980
Deferred Credits and Other Noncurrent Liabilities	32,164	54,288
TOTAL NONCURRENT LIABILITIES	6,580,644	6,590,396

TOTAL LIABILITIES	7,864,899	7,865,454

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260,458	260,458
Paid-in Capital	1,809,562	1,809,562
Retained Earnings	1,377,419	1,291,876
Accumulated Other Comprehensive Income (Loss)	4,703	5,032
TOTAL COMMON SHAREHOLDER’S EQUITY	3,452,142	3,366,928

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$11,317,041	$11,232,382

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net Income	$141,793	$101,851
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	100,143	104,586
Deferred Income Taxes	49,834	65,690
Carrying Costs Income	(293)	1,875
Allowance for Equity Funds Used During Construction	(3,008)	(1,235)
Mark-to-Market of Risk Management Contracts	9,760	1,625
Fuel Over/Under-Recovery, Net	(26,209)	(102,051)
Change in Other Noncurrent Assets	3,886	4,959
Change in Other Noncurrent Liabilities	(32,562)	7,799
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	7,260	41,382
Fuel, Materials and Supplies	39,623	88,057
Accounts Payable	(2,199)	(4,314)
Accrued Taxes, Net	31,805	929
Other Current Assets	(2,980)	(7,276)
Other Current Liabilities	(15,801)	(6,707)
Net Cash Flows from Operating Activities	301,052	297,170

INVESTING ACTIVITIES
Construction Expenditures	(140,964)	(112,824)
Change in Advances to Affiliates, Net	(103,629)	(153,031)
Other Investing Activities	13,047	(8,677)
Net Cash Flows Used for Investing Activities	(231,546)	(274,532)

FINANCING ACTIVITIES
Retirement of Long-term Debt – Nonaffiliated	(11,046)	(8)
Principal Payments for Capital Lease Obligations	(1,313)	(1,559)
Dividends Paid on Common Stock	(56,250)	(20,000)
Other Financing Activities	392	942
Net Cash Flows Used for Financing Activities	(68,217)	(20,625)

Net Increase in Cash and Cash Equivalents	1,289	2,013
Cash and Cash Equivalents at Beginning of Period	2,613	2,745
Cash and Cash Equivalents at End of Period	$3,902	$4,758

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$37,335	$39,431
Net Cash Paid for Income Taxes	61	—
Noncash Acquisitions Under Capital Leases	1,540	2,657
Construction Expenditures Included in Current Liabilities as of March 31,	69,980	38,972

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS OF
REGISTRANT SUBSIDIARIES

The condensed notes to APCo’s condensed financial statements are combined with the condensed notes to condensed financial statements for other registrant subsidiaries.  Listed below are the notes that apply to APCo.

INDIANA MICHIGAN POWER COMPANY
AND SUBSIDIARIES

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Regulatory Activity

Transmission, Distribution and Storage System Improvement Charge (TDSIC)

In October 2014, I&M filed petitions with the IURC for approval of a TDSIC Rider and TDSIC Plan for eligible transmission, distribution and storage system improvements. The initial estimated cost of the capital improvements and associated operation and maintenance expenses included in the TDSIC Plan of $787 million, excluding AFUDC, will be updated annually. The TDSIC Rider will allow the periodic adjustment of I&M's rates to provide for timely recovery of 80% of approved TDSIC Plan costs. I&M will defer the remaining 20% of approved TDSIC Plan costs to be recovered in I&M's next general rate case. In January 2015, intervenors filed testimony that recommended denial of certain portions of the TDSIC Plan including recommended changes to the capital structure, recovery of requested operation and maintenance cost allocations and the rate design within the TDSIC Rider mechanism. A hearing at the IURC was held in February 2015. In April 2015, I&M filed a notice with the IURC to seek approval of the proposed TDSIC Plan excluding $117 million of certain projects that were challenged in this proceeding. A decision from the IURC is pending. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition. See the “Transmission, Distribution and Storage System Improvement Charge (TDSIC)” section of I&M Rate Matters in Note 4.

Litigation and Environmental Issues

In the ordinary course of business, I&M is involved in employment, commercial, environmental and regulatory litigation. Since it is difficult to predict the outcome of these proceedings, management cannot predict the eventual resolution, timing or amount of any loss, fine or penalty. Management assesses the probability of loss for each contingency and accrues a liability for cases which have a probable likelihood of loss if the loss can be estimated. For details on regulatory proceedings and pending litigation, see Note 4 - Rate Matters and Note 6 - Commitments, Guarantees and Contingencies in the 2014 Annual Report. Also, see Note 4 - Rate Matters and Note 5 - Commitments, Guarantees and Contingencies within the Condensed Notes to Condensed Financial Statements beginning on page 149. Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

Rockport Plant Litigation

In July 2013, the Wilmington Trust Company filed a complaint in U.S. District Court for the Southern District of New York against AEGCo and I&M alleging that it will be unlawfully burdened by the terms of the modified NSR consent decree after the Rockport Plant, Unit 2 lease expiration in December 2022.  The terms of the consent decree allow the installation of environmental emission control equipment, repowering or retirement of the unit.  The plaintiff further alleges that the defendants’ actions constitute breach of the lease and participation agreement.  The plaintiff seeks a judgment declaring that the defendants breached the lease, must satisfy obligations related to installation of emission control equipment and indemnify the plaintiff.  The New York court granted a motion to transfer this case to the U.S. District Court for the Southern District of Ohio.  In October 2013, a motion to dismiss the case was filed on behalf of AEGCo and I&M. In January 2015, the court issued an opinion and order granting the motion in part and denying the motion in part. The court dismissed certain of the plaintiffs’ claims. Several claims remain, including the claim for breach of the participation agreement and a claim alleging breach of an implied covenant of good faith and fair dealing.   Management will continue to defend against the remaining claims.  Management is unable to determine a range of potential losses that are reasonably possible of occurring.

See the “Executive Overview” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” section beginning on page 214 for additional discussion of relevant factors.

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2015	2014
	(in millions of KWhs)
Retail:
Residential	1,745	1,905
Commercial	1,209	1,221
Industrial	1,794	1,805
Miscellaneous	20	20
Total Retail	4,768	4,951

Wholesale	3,406	5,296

Total KWhs	8,174	10,247
Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2015	2014
	(in degree days)
Actual – Heating (a)	2,759	2,972
Normal – Heating (b)	2,171	2,149

Actual – Cooling (c)	—	—
Normal – Cooling (b)	2	2

(a) Eastern Region heating degree days are calculated on a 55 degree temperature base.
(b) Normal Heating/Cooling represents the thirty-year average of degree days.
(c) Eastern Region cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2015 Compared to First Quarter of 2014

Reconciliation of First Quarter of 2014 to First Quarter of 2015
Net Income
(in millions)

First Quarter of 2014	$87

Changes in Gross Margin:
Retail Margins	15
FERC Municipals and Cooperatives	(1)
Off-system Sales	(43)
Transmission Revenues	1
Other Revenues	(4)
Total Change in Gross Margin	(32)

Changes in Expenses and Other:
Other Operation and Maintenance	14
Depreciation and Amortization	(1)
Taxes Other Than Income Taxes	(2)
Interest Expense	3
Total Change in Expenses and Other	14

Income Tax Expense	4

First Quarter of 2015	$73

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $15 million primarily due to the following:

•	A $13 million increase due to an Indiana Capacity Tracker Rider effective August 2014.

•	An $8 million increase due to an Indiana PJM Rider.

•	A $4 million increase due to an Indiana Federal Mandate Rider effective January 2015.
These increases were partially offset by:

•	A $10 million decrease due to weather normalized usage.

•	Margins from Off-system Sales decreased $43 million due to lower market prices and decreased sales volumes.

•
Other Revenues decreased $4 million primarily due to a decrease in barging due to reduced deliveries to Rockport. The decrease in River Transportation Division (RTD) revenue was offset by a corresponding decrease in Other Operation and Maintenance expenses for barging discussed below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $14 million primarily due to the following:

•	A $6 million decrease due to the reduction of an environmental liability.

•	A $5 million decrease in RTD expenses for barging activities. The decrease in RTD expenses was offset by a corresponding decrease in Other Revenues from barging activities discussed above.

•	Interest Expense decreased $3 million due to a lower interest rate on a remarketed pollution control bond and lower amortized losses due to the early redemption of a senior unsecured note.

•
Income Tax Expense decreased $4 million primarily due to a decrease in pretax book income and the regulatory accounting treatment of state income taxes, partially offset by other book/tax differences which are accounted for on a flow-through basis.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES, NEW ACCOUNTING PRONOUNCEMENTS

See the “Critical Accounting Policies and Estimates” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” in the 2014 Annual Report for a discussion of the estimates and judgments required for regulatory accounting, revenue recognition, derivative instruments, the valuation of long-lived assets and pension and other postretirement benefits.

See the “Accounting Pronouncements” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” beginning on page 214 for a discussion of accounting pronouncements.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES
Electric Generation, Transmission and Distribution	$566,250	$614,843
Sales to AEP Affiliates	453	2,284
Other Revenues – Affiliated	18,580	24,727
Other Revenues – Nonaffiliated	1,028	—
TOTAL REVENUES	586,311	641,854

EXPENSES
Fuel and Other Consumables Used for Electric Generation	99,884	156,643
Purchased Electricity for Resale	55,907	5,362
Purchased Electricity from AEP Affiliates	54,965	72,056
Other Operation	128,960	141,350
Maintenance	47,351	48,565
Depreciation and Amortization	51,407	50,031
Taxes Other Than Income Taxes	23,407	21,823
TOTAL EXPENSES	461,881	495,830

OPERATING INCOME	124,430	146,024

Other Income (Expense):
Interest Income	1,748	1,049
Allowance for Equity Funds Used During Construction	4,043	3,964
Interest Expense	(22,777)	(25,633)

INCOME BEFORE INCOME TAX EXPENSE	107,444	125,404

Income Tax Expense	34,770	38,315

NET INCOME	$72,674	$87,089

The common stock of I&M is wholly-owned by AEP.

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net Income	$72,674	$87,089

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Cash Flow Hedges, Net of Tax of $144 and $229 in 2015 and 2014, Respectively	267	425
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $6 and $23 in 2015 and 2014, Respectively	12	43

TOTAL OTHER COMPREHENSIVE INCOME	279	468

TOTAL COMPREHENSIVE INCOME	$72,953	$87,557

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER'S EQUITY
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2013	$56,584	$980,896	$900,182	$(15,509)	$1,922,153

Common Stock Dividends			(25,000)		(25,000)
Net Income			87,089		87,089
Other Comprehensive Income				468	468
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2014	$56,584	$980,896	$962,271	$(15,041)	$1,984,710

TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2014	$56,584	$980,896	$930,829	$(14,360)	$1,953,949

Common Stock Dividends			(30,000)		(30,000)
Net Income			72,674		72,674
Other Comprehensive Income				279	279
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2015	$56,584	$980,896	$973,503	$(14,081)	$1,996,902

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2015 and December 31, 2014
(in thousands)
(Unaudited)

	March 31,	December 31,
	2015	2014
CURRENT ASSETS
Cash and Cash Equivalents	$1,771	$1,020
Advances to Affiliates	13,497	13,481
Accounts Receivable:
Customers	38,919	56,978
Affiliated Companies	57,523	72,582
Accrued Unbilled Revenues	1,551	503
Miscellaneous	1,663	1,625
Allowance for Uncollectible Accounts	(377)	(494)
Total Accounts Receivable	99,279	131,194
Fuel	47,969	54,623
Materials and Supplies	198,985	201,089
Risk Management Assets	9,954	22,328
Accrued Tax Benefits	6,358	24,788
Prepayments and Other Current Assets	17,963	27,968
TOTAL CURRENT ASSETS	395,776	476,491

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	3,780,570	3,741,831
Transmission	1,361,626	1,358,419
Distribution	1,712,898	1,698,409
Other Property, Plant and Equipment (Including Plant to be Retired, Coal Mining and Nuclear Fuel)	1,474,324	1,490,820
Construction Work in Progress	563,975	537,237
Total Property, Plant and Equipment	8,893,393	8,826,716
Accumulated Depreciation, Depletion and Amortization	3,440,400	3,410,341
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	5,452,993	5,416,375

OTHER NONCURRENT ASSETS
Regulatory Assets	534,898	536,152
Spent Nuclear Fuel and Decommissioning Trusts	2,122,387	2,095,732
Long-term Risk Management Assets	2,820	3,317
Deferred Charges and Other Noncurrent Assets	137,647	137,209
TOTAL OTHER NONCURRENT ASSETS	2,797,752	2,772,410

TOTAL ASSETS	$8,646,521	$8,665,276

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
March 31, 2015 and December 31, 2014
(dollars in thousands)
(Unaudited)

	March 31,	December 31,
	2015	2014
CURRENT LIABILITIES
Advances from Affiliates	$168,150	$142,501
Accounts Payable:
General	143,030	168,294
Affiliated Companies	57,727	76,010
Long-term Debt Due Within One Year – Nonaffiliated (March 31, 2015 and December 31, 2014 Amounts Include $80,535 and $85,657, Respectively, Related to DCC Fuel)	374,347	382,187
Risk Management Liabilities	4,808	5,223
Customer Deposits	35,803	35,206
Accrued Taxes	82,787	72,742
Accrued Interest	13,135	26,677
Obligations Under Capital Leases	41,178	42,050
Other Current Liabilities	122,673	150,566
TOTAL CURRENT LIABILITIES	1,043,638	1,101,456

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,627,262	1,645,210
Long-term Risk Management Liabilities	1,378	1,395
Deferred Income Taxes	1,292,309	1,264,167
Regulatory Liabilities and Deferred Investment Tax Credits	1,186,521	1,199,694
Asset Retirement Obligations	1,352,747	1,337,179
Deferred Credits and Other Noncurrent Liabilities	145,764	162,226
TOTAL NONCURRENT LIABILITIES	5,605,981	5,609,871

TOTAL LIABILITIES	6,649,619	6,711,327

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56,584	56,584
Paid-in Capital	980,896	980,896
Retained Earnings	973,503	930,829
Accumulated Other Comprehensive Income (Loss)	(14,081)	(14,360)
TOTAL COMMON SHAREHOLDER’S EQUITY	1,996,902	1,953,949

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$8,646,521	$8,665,276

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net Income	$72,674	$87,089
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	51,407	50,031
Deferred Income Taxes	15,568	21,017
Amortization (Deferral) of Incremental Nuclear Refueling Outage Expenses, Net	(9,316)	14,821
Allowance for Equity Funds Used During Construction	(4,043)	(3,964)
Mark-to-Market of Risk Management Contracts	12,440	426
Amortization of Nuclear Fuel	38,327	38,049
Fuel Over/Under-Recovery, Net	(2,996)	11,683
Change in Other Noncurrent Assets	6,201	(16,211)
Change in Other Noncurrent Liabilities	(7,820)	11,505
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	31,915	24,411
Fuel, Materials and Supplies	8,758	7,340
Accounts Payable	(181)	(20,902)
Accrued Taxes, Net	28,475	29,583
Other Current Assets	7,632	5,933
Other Current Liabilities	(30,640)	(18,862)
Net Cash Flows from Operating Activities	218,401	241,949

INVESTING ACTIVITIES
Construction Expenditures	(111,802)	(117,807)
Change in Advances to Affiliates, Net	(16)	(3,299)
Purchases of Investment Securities	(245,841)	(164,511)
Sales of Investment Securities	228,164	147,700
Acquisitions of Nuclear Fuel	(51,834)	(49,420)
Other Investing Activities	5,631	8,860
Net Cash Flows Used for Investing Activities	(175,698)	(178,477)

FINANCING ACTIVITIES
Change in Advances from Affiliates, Net	25,649	—
Retirement of Long-term Debt – Nonaffiliated	(25,937)	(26,337)
Principal Payments for Capital Lease Obligations	(12,154)	(11,569)
Dividends Paid on Common Stock	(30,000)	(25,000)
Other Financing Activities	490	405
Net Cash Flows Used for Financing Activities	(41,952)	(62,501)

Net Increase in Cash and Cash Equivalents	751	971
Cash and Cash Equivalents at Beginning of Period	1,020	1,317
Cash and Cash Equivalents at End of Period	$1,771	$2,288

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$34,980	$34,592
Net Cash Paid for Income Taxes	1,959	—
Noncash Acquisitions Under Capital Leases	827	2,406
Construction Expenditures Included in Current Liabilities as of March 31,	66,324	56,668
Acquisition of Nuclear Fuel Included in Current Liabilities as of March 31,	—	116
Expected Reimbursement for Capital Cost of Spent Nuclear Fuel Dry Cask Storage	143	854

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS OF
REGISTRANT SUBSIDIARIES

The condensed notes to I&M’s condensed financial statements are combined with the condensed notes to condensed financial statements for other registrant subsidiaries.  Listed below are the notes that apply to I&M.

OHIO POWER COMPANY AND SUBSIDIARIES

OHIO POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Regulatory Activity

Ohio Electric Security Plan Filings

2009 - 2011 ESP

In August 2012, the PUCO issued an order in a separate proceeding which implemented a PIRR to recover OPCo’s deferred fuel costs in rates beginning September 2012. Oral arguments at the Supreme Court of Ohio were held in February 2015. OPCo presented arguments to reinstate a weighted average cost of capital carrying charge and to defend against an intervenor argument that the carrying charges should be reduced due to an accumulated deferred income tax credit.

June 2012 - May 2015 Ohio ESP Including Capacity Charge

In August 2012, the PUCO issued an order which adopted and modified a new ESP that established base generation rates through May 2015. This ruling was generally upheld in PUCO rehearing orders in January and March 2013.

In July 2012, the PUCO issued an order in a separate capacity proceeding which stated that OPCo must charge CRES providers the RPM price and authorized OPCo to defer a portion of its incurred capacity costs not recovered from CRES providers up to $188.88/MW day. The OPCo RPM price collected from CRES providers, which includes reserve margins, was approximately $34/MW day through May 2014 and is $150/MW day from June 2014 through May 2015. In December 2012, various parties filed notices of appeal of the capacity costs decision with the Supreme Court of Ohio.

As part of the August 2012 ESP order, the PUCO established a non-bypassable RSR, effective September 2012. The RSR was collected from customers at $3.50/MWh through May 2014 and is currently collected at $4.00/MWh for the period June 2014 through May 2015, with $1.00/MWh applied to the recovery of deferred capacity costs. In April and May 2013, OPCo and various intervenors filed appeals with the Supreme Court of Ohio challenging portions of the PUCO’s ESP order, including the RSR. In July 2014, OPCo submitted a separate application to continue the RSR to collect the unrecovered portion of the deferred capacity costs at the rate of $4.00/MWh, until the balance of the capacity deferrals has been collected. In April 2015, the PUCO issued an order approving the application to continue the RSR, with modifications. As of March 31, 2015, OPCo’s incurred deferred capacity costs balance was $434 million, including debt carrying costs.

In November 2013, the PUCO issued an order approving OPCo’s competitive bid process with modifications. As ordered, in 2014, OPCo conducted multiple energy-only auctions for a total of 100% of the SSO load with delivery beginning April 2014 through May 2015. For delivery starting in June 2015, OPCo will conduct energy and capacity auctions for its entire SSO load. The PUCO also approved the unbundling of the FAC into fixed and energy-related components and an intervenor proposal to blend the $188.88/MW day capacity price in proportion to the percentage of energy planned to be auctioned. Additionally, the PUCO ordered that intervenor concerns related to the recovery of the fixed fuel costs through potentially both the FAC and the approved capacity charges be addressed in subsequent FAC proceedings. Management believes that these intervenor concerns are without merit.

In January 2014, the PUCO denied all rehearing requests and agreed to issue a supplemental request for an independent auditor in the 2012 - 2013 FAC proceeding to separately examine the recovery of the fixed fuel costs, including OVEC. In March 2014, the PUCO approved OPCo’s request to implement riders related to the unbundling of the FAC. In October 2014, the independent auditor, selected by the PUCO, filed its report for the period August 2012 through May 2015 with the PUCO. If the PUCO ultimately concludes that a portion of the fixed fuel costs are also recovered through

OPCo's $188.88 capacity charge, the independent auditor recommends a methodology for calculating a refund of a portion of certain fixed fuel costs. The retail share of these fixed fuel costs is approximately $90 million annually. A hearing related to this matter has not been scheduled. Management believes that no over-recovery of costs has occurred and intends to oppose the findings in the audit report.

If OPCo is ultimately not permitted to fully collect all components of its ESP rates, it could reduce future net income and cash flows and impact financial condition.

June 2015 - May 2018 ESP

In December 2013, OPCo filed an application with the PUCO to approve an ESP that included proposed rate adjustments and the continuation and modification of certain existing riders effective June 2015 through May 2018. The proposal included a return on common equity of 10.65% on capital costs for certain riders. The proposal also included a purchased power agreement (PPA) rider that would allow retail customers to receive a rate stabilizing charge or credit by hedging market-based prices with a cost-based purchase power agreement.

In October 2014, OPCo filed a separate application with the PUCO to propose a new extended PPA for inclusion in the PPA rider, discussed above. The new PPA would include an additional 2,671 MW to be purchased from AGR over the life of the respective generating units.

In February 2015, the PUCO issued an order approving OPCo's ESP application, subject to certain modifications, with a return on common equity of 10.2% on capital costs for certain riders. The order included (a) approval of the Distribution Investment Rider with modified rate caps established by the PUCO, (b) authorization to establish a zero rate rider for OPCo's proposed PPA, (c) the option for OPCo to reapply in a future proceeding with a more detailed PPA proposal and (d) a directive to continue to pursue the transfer of the OVEC contractual entitlement to AGR or to otherwise divest of its interest in OVEC. In April 2015, the PUCO issued an order that granted applications for rehearing for further consideration filed by OPCo and various intervenors.

If OPCo is ultimately not permitted to fully collect all components of its ESP rates, it could reduce future net income and cash flows and impact financial condition. See “Ohio Electric Security Plan Filings” section of OPCo Rate Matters in Note 4.

Litigation and Environmental Issues

In the ordinary course of business, OPCo is involved in employment, commercial, environmental and regulatory litigation. Since it is difficult to predict the outcome of these proceedings, management cannot predict the eventual resolution, timing or amount of any loss, fine or penalty. Management assesses the probability of loss for each contingency and accrues a liability for cases which have a probable likelihood of loss if the loss can be estimated. For details on regulatory proceedings and pending litigation, see Note 4 - Rate Matters and Note 6 - Commitments, Guarantees and Contingencies in the 2014 Annual Report. Also, see Note 4 - Rate Matters and Note 5 - Commitments, Guarantees and Contingencies within the Condensed Notes to Condensed Financial Statements beginning on page 149. Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

See the “Executive Overview” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” section beginning on page 214 for additional discussion of relevant factors.

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2015	2014
	(in millions of KWhs)
Retail:
Residential	4,491	4,731
Commercial	3,595	3,579
Industrial	3,544	3,473
Miscellaneous	32	34
Total Retail (a)	11,662	11,817

Wholesale (b)	534	700

Total KWhs	12,196	12,517

(a) Represents energy delivered to distribution customers.
(b) Ohio's contractually obligated purchases of OVEC power sold into PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2015	2014
	(in degree days)
Actual – Heating (a)	2,438	2,409
Normal – Heating (b)	1,881	1,880

Actual – Cooling (c)	—	—
Normal – Cooling (b)	3	3

(a) Eastern Region heating degree days are calculated on a 55 degree temperature base.
(b) Normal Heating/Cooling represents the thirty-year average of degree days.
(c) Eastern Region cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2015 Compared to First Quarter of 2014

Reconciliation of First Quarter of 2014 to First Quarter of 2015
Net Income
(in millions)

First Quarter of 2014	$61

Changes in Gross Margin:
Retail Margins	20
Off-system Sales	(1)
Transmission Revenues	(2)
Other Revenues	1
Total Change in Gross Margin	18

Changes in Expenses and Other:
Other Operation and Maintenance	(8)
Depreciation and Amortization	(1)
Taxes Other Than Income Taxes	(3)
Carrying Costs Income	(1)
Interest Expense	1
Total Change in Expenses and Other	(12)

Income Tax Expense	(2)

First Quarter of 2015	$65

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins increased $20 million primarily due to the following:

•	A $12 million increase in base rates due to the discontinuance of seasonal rates.

•
A $14 million increase in revenues associated with the Storm Damage Recovery Rider. This increase in Retail Margins is primarily offset by an increase in Other Operation and Maintenance expenses below.

•	An $8 million increase in revenues associated with the Distribution Investment Rider.
These increases were partially offset by:

•
A $10 million decrease in the Energy Efficiency (EE), Peak Demand Reduction Cost Recovery Rider (PDR) revenues and associated deferrals. This decrease was offset by a corresponding decrease in Other Operation and Maintenance expenses below.

•	A $6 million decrease in revenues associated with the Universal Service Fund (USF) surcharge. This decrease was offset by a corresponding decrease in Other Operation and Maintenance expenses below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $8 million primarily due to the following:

•	A $13 million increase due to the amortization of 2012 deferred storm expenses. This increase was offset by a corresponding increase in Retail Margins above.

•	An $8 million increase in recoverable PJM expenses.

•	A $6 million increase due to PUCO ordered contributions to the Ohio Growth Fund.
These increases were partially offset by:

•	A $10 million decrease in EE and PDR costs and associated deferrals. This decrease was offset by a corresponding decrease in Retail Margins above.

•
A $6 million decrease in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This decrease was offset by a corresponding decrease in Retail Margins above.

•	A $3 million decrease in employee-related expenses.

•	Taxes Other Than Income Taxes increased $3 million primarily due to an increase in property taxes due to additional investment in transmission and distribution assets and higher tax rates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES, NEW ACCOUNTING PRONOUNCEMENTS

See the “Critical Accounting Policies and Estimates” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” in the 2014 Annual Report for a discussion of the estimates and judgments required for regulatory accounting, revenue recognition, derivative instruments, the valuation of long-lived assets and pension and other postretirement benefits.

See the “Accounting Pronouncements” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” beginning on page 214 for a discussion of accounting pronouncements.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES
Electric Transmission and Distribution	$874,217	$846,906
Sales to AEP Affiliates	42,106	31,978
Other Revenues	2,117	1,308
TOTAL REVENUES	918,440	880,192

EXPENSES
Purchased Electricity for Resale	142,080	79,130
Purchased Electricity from AEP Affiliates	270,604	314,124
Amortization of Generation Deferrals	31,454	31,186
Other Operation	146,844	151,426
Maintenance	47,573	34,651
Depreciation and Amortization	59,212	58,699
Taxes Other Than Income Taxes	97,787	95,257
TOTAL EXPENSES	795,554	764,473

OPERATING INCOME	122,886	115,719

Other Income (Expense):
Interest Income	1,913	3,274
Carrying Costs Income	6,460	7,114
Allowance for Equity Funds Used During Construction	2,444	1,726
Interest Expense	(32,449)	(33,007)

INCOME BEFORE INCOME TAX EXPENSE	101,254	94,826

Income Tax Expense	35,887	34,052

NET INCOME	$65,367	$60,774

The common stock of OPCo is wholly-owned by AEP.

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net Income	$65,367	$60,774

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $185 and $241 in 2015 and 2014, Respectively	(343)	(448)

TOTAL COMPREHENSIVE INCOME	$65,024	$60,326

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER'S EQUITY
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2013	$321,201	$663,782	$633,203	$7,079	$1,625,265

Common Stock Dividends			(25,000)		(25,000)
Net Income			60,774		60,774
Other Comprehensive Loss				(448)	(448)
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2014	$321,201	$663,782	$668,977	$6,631	$1,660,591

TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2014	$321,201	$838,782	$814,625	$5,602	$1,980,210

Common Stock Dividends			(37,500)		(37,500)
Net Income			65,367		65,367
Other Comprehensive Loss				(343)	(343)
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2015	$321,201	$838,782	$842,492	$5,259	$2,007,734

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2015 and December 31, 2014
(in thousands)
(Unaudited)

	March 31,	December 31,
	2015	2014
CURRENT ASSETS
Cash and Cash Equivalents	$4,366	$2,870
Restricted Cash for Securitized Funding	17,125	28,687
Advances to Affiliates	291,256	312,473
Accounts Receivable:
Customers	59,645	57,906
Affiliated Companies	75,151	79,822
Accrued Unbilled Revenues	34,247	35,755
Miscellaneous	590	927
Allowance for Uncollectible Accounts	(113)	(171)
Total Accounts Receivable	169,520	174,239
Notes Receivable Due Within One Year – Affiliated	86,000	86,000
Materials and Supplies	68,180	60,909
Risk Management Assets	1,272	7,242
Deferred Income Tax Benefits	48,724	49,306
Accrued Tax Benefits	5,497	6,100
Prepayments and Other Current Assets	9,142	8,997
TOTAL CURRENT ASSETS	701,082	736,823

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	2,124,497	2,104,613
Distribution	4,129,839	4,087,601
Other Property, Plant and Equipment	417,682	390,848
Construction Work in Progress	227,764	218,667
Total Property, Plant and Equipment	6,899,782	6,801,729
Accumulated Depreciation and Amortization	2,053,450	2,038,120
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	4,846,332	4,763,609

OTHER NONCURRENT ASSETS
Notes Receivable – Affiliated	32,245	32,245
Regulatory Assets	1,261,382	1,318,939
Securitized Assets	103,924	109,999
Long-term Risk Management Assets	50,422	45,102
Deferred Charges and Other Noncurrent Assets	215,448	264,150
TOTAL OTHER NONCURRENT ASSETS	1,663,421	1,770,435

TOTAL ASSETS	$7,210,835	$7,270,867

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
March 31, 2015 and December 31, 2014
(dollars in thousands)
(Unaudited)

	March 31,	December 31,
	2015	2014
CURRENT LIABILITIES
Accounts Payable:
General	$156,577	$145,328
Affiliated Companies	139,114	172,741
Long-term Debt Due Within One Year – Nonaffiliated (March 31, 2015 and December 31, 2014 Amounts Include $45,973 and $45,427, Respectively, Related to Ohio Phase-in-Recovery Funding)	132,044	131,497
Risk Management Liabilities	1,491	1,943
Customer Deposits	54,854	53,922
Accrued Taxes	360,641	420,772
Accrued Interest	45,854	34,279
Other Current Liabilities	157,120	179,093
TOTAL CURRENT LIABILITIES	1,047,695	1,139,575

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (March 31, 2015 and December 31, 2014 Amounts Include $164,295 and $187,041, Respectively, Related to Ohio Phase-in-Recovery Funding)	2,142,997	2,165,626
Long-term Risk Management Liabilities	4,292	3,013
Deferred Income Taxes	1,406,172	1,405,620
Regulatory Liabilities and Deferred Investment Tax Credits	534,000	514,691
Employee Benefits and Pension Obligations	36,378	36,662
Deferred Credits and Other Noncurrent Liabilities	31,567	25,470
TOTAL NONCURRENT LIABILITIES	4,155,406	4,151,082

TOTAL LIABILITIES	5,203,101	5,290,657

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321,201	321,201
Paid-in Capital	838,782	838,782
Retained Earnings	842,492	814,625
Accumulated Other Comprehensive Income (Loss)	5,259	5,602
TOTAL COMMON SHAREHOLDER’S EQUITY	2,007,734	1,980,210

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$7,210,835	$7,270,867

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net Income	$65,367	$60,774
Adjustments to Reconcile Net Income to Net Cash Flows from (Used for) Operating Activities:
Depreciation and Amortization	59,212	58,699
Amortization of Generation Deferrals	31,454	31,186
Deferred Income Taxes	1,749	24,917
Carrying Costs Income	(6,460)	(7,114)
Allowance for Equity Funds Used During Construction	(2,444)	(1,726)
Mark-to-Market of Risk Management Contracts	1,478	(1,060)
Property Taxes	49,760	48,743
Fuel Over/Under-Recovery, Net	(2,965)	12,265
Deferral of Ohio Capacity Costs, Net	(18,172)	(56,167)
Change in Other Noncurrent Assets	33,029	(21,285)
Change in Other Noncurrent Liabilities	24,903	29,277
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	4,719	(34,984)
Materials and Supplies	(7,271)	(1,600)
Accounts Payable	(25,168)	(30,911)
Accrued Taxes, Net	(59,528)	(98,147)
Other Current Assets	(1,237)	(1,415)
Other Current Liabilities	(3,334)	(13,633)
Net Cash Flows from (Used for) Operating Activities	145,092	(2,181)

INVESTING ACTIVITIES
Construction Expenditures	(119,723)	(100,220)
Change in Restricted Cash for Securitized Funding	11,562	(12,668)
Change in Advances to Affiliates, Net	21,217	339,070
Other Investing Activities	2,873	1,162
Net Cash Flows from (Used for) Investing Activities	(84,071)	227,344

FINANCING ACTIVITIES
Change in Advances from Affiliates, Net	—	27,108
Retirement of Long-term Debt – Nonaffiliated	(22,219)	(225,029)
Principal Payments for Capital Lease Obligations	(947)	(1,396)
Dividends Paid on Common Stock	(37,500)	(25,000)
Other Financing Activities	1,141	930
Net Cash Flows Used for Financing Activities	(59,525)	(223,387)

Net Increase in Cash and Cash Equivalents	1,496	1,776
Cash and Cash Equivalents at Beginning of Period	2,870	3,004
Cash and Cash Equivalents at End of Period	$4,366	$4,780

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$18,813	$23,425
Net Cash Paid (Received) for Income Taxes	(46)	—
Noncash Acquisitions Under Capital Leases	1,619	3,324
Construction Expenditures Included in Current Liabilities as of March 31,	42,947	46,910

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

OHIO POWER COMPANY AND SUBSIDIARIES
INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS OF
REGISTRANT SUBSIDIARIES

The condensed notes to OPCo’s condensed financial statements are combined with the condensed notes to condensed financial statements for other registrant subsidiaries.  Listed below are the notes that apply to OPCo.

PUBLIC SERVICE COMPANY OF OKLAHOMA

PUBLIC SERVICE COMPANY OF OKLAHOMA
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Regulatory Activity

2014 Oklahoma Base Rate Case

In January 2014, PSO filed a request with the OCC to increase annual base rates by $38 million, based upon a 10.5% return on common equity. This revenue increase included a proposed increase in depreciation rates of $29 million. In addition, the filing proposed recovery of advanced metering costs through a separate rider over a three-year deployment period requesting $7 million of revenues in year one, increasing to $28 million in year three. The filing also proposed expansion of an existing transmission rider currently recovered in base rates to include additional transmission-related costs that are expected to increase over the next several years.

In June 2014, a non-unanimous stipulation agreement between PSO, the OCC staff and certain intervenors was filed with the OCC. The parties to the stipulation recommended no overall change to the transmission rider or to annual revenues, other than additional revenues through a separate rider related to advanced metering costs, and that the terms of the stipulation be effective November 2014. The advanced metering rider would provide $24 million of revenues over 14 months beginning in November 2014 and increase to $27 million in 2016. New depreciation rates are recommended for advanced metering investments and existing meters, also to be effective November 2014. Additionally, the stipulation recommends recovery of regulatory assets for 2013 storms and regulatory case expenses. In July 2014, the Attorney General joined in the stipulation agreement. In April 2015, the OCC issued an order that approved the stipulation agreement. See the “2014 Oklahoma Base Rate Case” section of PSO Rate Matters in Note 4.

Litigation and Environmental Issues

In the ordinary course of business, PSO is involved in employment, commercial, environmental and regulatory litigation. Since it is difficult to predict the outcome of these proceedings, management cannot predict the eventual resolution, timing or amount of any loss, fine or penalty. Management assesses the probability of loss for each contingency and accrues a liability for cases which have a probable likelihood of loss if the loss can be estimated. For details on regulatory proceedings and pending litigation, see Note 4 - Rate Matters and Note 6 - Commitments, Guarantees and Contingencies in the 2014 Annual Report. Also, see Note 4 - Rate Matters and Note 5 - Commitments, Guarantees and Contingencies within the Condensed Notes to Condensed Financial Statements beginning on page 149. Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

See the “Executive Overview” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” section beginning on page 214 for additional discussion of relevant factors.

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2015	2014
	(in millions of KWhs)
Retail:
Residential	1,516	1,634
Commercial	1,131	1,139
Industrial	1,254	1,193
Miscellaneous	276	278
Total Retail	4,177	4,244

Wholesale	91	227

Total KWhs	4,268	4,471

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2015	2014
	(in degree days)
Actual – Heating (a)	1,166	1,369
Normal – Heating (b)	1,047	1,045

Actual – Cooling (c)	13	3
Normal – Cooling (b)	14	15

(a) Western Region heating degree days are calculated on a 55 degree temperature base.
(b) Normal Heating/Cooling represents the thirty-year average of degree days.
(c) Western Region cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2015 Compared to First Quarter of 2014

Reconciliation of First Quarter of 2014 to First Quarter of 2015
Net Income
(in millions)

First Quarter of 2014	$8

Changes in Gross Margin:
Retail Margins (a)	9
Transmission Revenues	1
Other Revenues	1
Total Change in Gross Margin	11

Changes in Expenses and Other:
Other Operation and Maintenance	2
Depreciation and Amortization	(6)
Taxes Other Than Income Taxes	3
Interest Expense	(1)
Total Change in Expenses and Other	(2)

Income Tax Expense	(3)

First Quarter of 2015	$14

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances and purchased electricity were as follows:

•
Retail Margins increased $9 million primarily due to revenue increases from rate riders. This increase in retail margins has corresponding increases to riders/trackers recognized in other expense items below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Depreciation and Amortization expenses increased $6 million primarily due to amortization related to an advanced metering rider implemented in November 2014.

•	Taxes Other Than Income Taxes decreased $3 million primarily due to a June 2014 property tax reduction resulting from a change in Oklahoma tax law.

•	Income Tax Expense increased $3 million primarily due to an increase in pretax book income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES, NEW ACCOUNTING PRONOUNCEMENTS

See the “Critical Accounting Policies and Estimates” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” in the 2014 Annual Report for a discussion of the estimates and judgments required for regulatory accounting, revenue recognition, derivative instruments, the valuation of long-lived assets and pension and other postretirement benefits.

See the “Accounting Pronouncements” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” beginning on page 214 for a discussion of accounting pronouncements.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES
Electric Generation, Transmission and Distribution	$304,673	$296,710
Sales to AEP Affiliates	1,279	4,597
Other Revenues	820	78
TOTAL REVENUES	306,772	301,385

EXPENSES
Fuel and Other Consumables Used for Electric Generation	85,599	65,937
Purchased Electricity for Resale	65,523	79,691
Purchased Electricity from AEP Affiliates	—	11,024
Other Operation	60,765	58,711
Maintenance	21,140	24,745
Depreciation and Amortization	29,534	23,982
Taxes Other Than Income Taxes	9,278	11,969
TOTAL EXPENSES	271,839	276,059

OPERATING INCOME	34,933	25,326

Other Income (Expense):
Other Income	1,363	1,428
Interest Expense	(14,570)	(13,317)

INCOME BEFORE INCOME TAX EXPENSE	21,726	13,437

Income Tax Expense	8,041	4,989

NET INCOME	$13,685	$8,448

The common stock of PSO is wholly-owned by AEP.

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net Income	$13,685	$8,448

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $102 and $132 in 2015 and 2014, Respectively	(190)	(246)

TOTAL COMPREHENSIVE INCOME	$13,495	$8,202

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER'S EQUITY
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2013	$157,230	$364,037	$415,076	$5,758	$942,101

Net Income			8,448		8,448
Other Comprehensive Loss				(246)	(246)
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2014	$157,230	$364,037	$423,524	$5,512	$950,303

TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2014	$157,230	$364,037	$502,005	$4,943	$1,028,215

Net Income			13,685		13,685
Other Comprehensive Loss				(190)	(190)
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2015	$157,230	$364,037	$515,690	$4,753	$1,041,710

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
ASSETS
March 31, 2015 and December 31, 2014
(in thousands)
(Unaudited)

	March 31,	December 31,
	2015	2014
CURRENT ASSETS
Cash and Cash Equivalents	$1,424	$1,352
Advances to Affiliates	62,255	—
Accounts Receivable:
Customers	29,156	28,448
Affiliated Companies	19,075	22,114
Miscellaneous	3,793	6,026
Allowance for Uncollectible Accounts	(64)	(147)
Total Accounts Receivable	51,960	56,441
Fuel	16,639	16,436
Materials and Supplies	52,640	50,880
Risk Management Assets	9	—
Accrued Tax Benefits	24,986	24,369
Regulatory Asset for Under-Recovered Fuel Costs	10,704	35,699
Prepayments and Other Current Assets	15,428	6,524
TOTAL CURRENT ASSETS	236,045	191,701

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	1,279,389	1,264,724
Transmission	793,850	788,911
Distribution	2,124,964	2,080,221
Other Property, Plant and Equipment (Including Plant to be Retired)	428,190	421,568
Construction Work in Progress	218,241	204,753
Total Property, Plant and Equipment	4,844,634	4,760,177
Accumulated Depreciation and Amortization	1,342,464	1,319,554
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	3,502,170	3,440,623

OTHER NONCURRENT ASSETS
Regulatory Assets	154,239	154,327
Employee Benefits and Pension Assets	19,934	19,335
Deferred Charges and Other Noncurrent Assets	32,763	7,557
TOTAL OTHER NONCURRENT ASSETS	206,936	181,219

TOTAL ASSETS	$3,945,151	$3,813,543

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
March 31, 2015 and December 31, 2014
(Unaudited)

	March 31,	December 31,
	2015	2014
	(in thousands)
CURRENT LIABILITIES
Advances from Affiliates	$—	$154,249
Accounts Payable:
General	84,206	92,672
Affiliated Companies	47,906	51,744
Long-term Debt Due Within One Year – Nonaffiliated	430	427
Risk Management Liabilities	702	918
Customer Deposits	49,952	48,700
Accrued Taxes	36,280	20,887
Accrued Interest	16,029	12,699
Other Current Liabilities	37,311	58,878
TOTAL CURRENT LIABILITIES	272,816	441,174

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,290,585	1,040,609
Deferred Income Taxes	916,258	898,352
Regulatory Liabilities and Deferred Investment Tax Credits	346,265	334,479
Asset Retirement Obligations	37,619	37,030
Employee Benefits and Pension Obligations	20,514	20,095
Deferred Credits and Other Noncurrent Liabilities	19,384	13,589
TOTAL NONCURRENT LIABILITIES	2,630,625	2,344,154

TOTAL LIABILITIES	2,903,441	2,785,328

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157,230	157,230
Paid-in Capital	364,037	364,037
Retained Earnings	515,690	502,005
Accumulated Other Comprehensive Income (Loss)	4,753	4,943
TOTAL COMMON SHAREHOLDER’S EQUITY	1,041,710	1,028,215

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$3,945,151	$3,813,543

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net Income	$13,685	$8,448
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	29,534	23,982
Deferred Income Taxes	8,870	19,178
Allowance for Equity Funds Used During Construction	(1,327)	(1,431)
Mark-to-Market of Risk Management Contracts	(225)	(267)
Property Taxes	(24,148)	(31,260)
Fuel Over/Under-Recovery, Net	24,995	(23,394)
Change in Regulatory Assets	132	(8,468)
Change in Regulatory Liabilities	8,111	254
Change in Other Noncurrent Assets	(4,922)	(1,045)
Change in Other Noncurrent Liabilities	8,313	(2,458)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	4,481	14,193
Fuel, Materials and Supplies	(1,963)	149
Accounts Payable	(6,805)	(16,891)
Accrued Taxes, Net	14,776	7,362
Other Current Assets	(8,998)	(395)
Other Current Liabilities	(7,297)	22,401
Net Cash Flows from Operating Activities	57,212	10,358

INVESTING ACTIVITIES
Construction Expenditures	(90,205)	(93,500)
Change in Advances to Affiliates, Net	(62,255)	—
Other Investing Activities	1,149	776
Net Cash Flows Used for Investing Activities	(151,311)	(92,724)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	248,792	49,975
Change in Advances from Affiliates, Net	(154,249)	33,347
Retirement of Long-term Debt – Nonaffiliated	(106)	(102)
Principal Payments for Capital Lease Obligations	(995)	(941)
Other Financing Activities	729	566
Net Cash Flows from Financing Activities	94,171	82,845

Net Increase in Cash and Cash Equivalents	72	479
Cash and Cash Equivalents at Beginning of Period	1,352	1,277
Cash and Cash Equivalents at End of Period	$1,424	$1,756

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$10,995	$10,487
Net Cash Paid for Income Taxes	—	67
Noncash Acquisitions Under Capital Leases	908	904
Construction Expenditures Included in Current Liabilities as of March 31,	30,787	34,199

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

PUBLIC SERVICE COMPANY OF OKLAHOMA
INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS OF
REGISTRANT SUBSIDIARIES

The condensed notes to PSO’s condensed financial statements are combined with the condensed notes to condensed financial statements for other registrant subsidiaries.  Listed below are the notes that apply to PSO.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Regulatory Activity

2012 Texas Base Rate Case

Upon rehearing in January 2014, the PUCT reversed its initial ruling and determined that AFUDC was excluded from the Turk Plant’s Texas jurisdictional capital cost cap.  As a result, in the fourth quarter of 2013, SWEPCo reversed $114 million of previously recorded regulatory disallowances.  The resulting annual base rate increase is approximately $52 million.  In May 2014, intervenors filed appeals of the order with the Texas District Court.  In June 2014, SWEPCo intervened in those appeals and filed initial responses.  If certain parts of the PUCT order are overturned it could reduce future net income and cash flows and impact financial condition. See the “2012 Texas Base Rate Case” section of SWEPCo Rate Matters in Note 4.

2012 Louisiana Formula Rate Filing

In 2012, SWEPCo initiated a proceeding to establish new formula base rates in Louisiana, including recovery of the Louisiana jurisdictional share of the Turk Plant. In February 2013, a settlement was approved by the LPSC that increased SWEPCo's Louisiana total rates by approximately $2 million annually, effective March 2013. The March 2013 base rates are based upon a 10% return on common equity and cost recovery of the Louisiana jurisdictional share of the Turk Plant and Stall Unit, subject to refund. The settlement also provided that the LPSC will review base rates in 2014 and 2015 and that SWEPCo will recover non-fuel Turk Plant costs and a full weighted-average cost of capital return on the prudently incurred Turk Plant investment in jurisdictional rate base, effective January 2013. In December 2014, the LPSC approved a settlement agreement related to the staff review of the cost of service. The settlement agreement reduced the requested revenue increase by $3 million, primarily due to the timing of both the allowed recovery of certain existing regulatory assets and the establishment of a regulatory asset for certain previously expensed costs. See the “2012 Louisiana Formula Rate Filing” section of SWEPCo Rate Matters in Note 4.

2014 Louisiana Formula Rate Filing

In April 2014, SWEPCo filed its annual formula rate plan for test year 2013 with the LPSC.  The filing included a $5 million annual increase, which was effective August 2014.  SWEPCo also proposed to increase rates by an additional $15 million annually, effective January 2015, for a total annual increase of $20 million. This additional increase reflects the cost of incremental generation to be used to serve Louisiana customers in 2015 due to the expiration of a purchase power agreement attributable to Louisiana customers.  In December 2014, the LPSC approved a partial settlement agreement that included the implementation of the $15 million annual increase in rates effective January 2015. These increases are subject to LPSC staff review and are subject to refund.  If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2015 Louisiana Formula Rate Filing

In April 2015, SWEPCo filed its formula rate plan for test year 2014 with the LPSC.  The filing included a $14 million annual increase, which will be effective August 2015.  This increase is subject to LPSC staff review and is subject to refund.  If any of the costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Welsh Plant, Units 1 and 3 - Environmental Projects

To comply with pending Federal EPA regulations, SWEPCo is currently constructing environmental control projects to meet mercury and air toxics standards for Welsh Plant, Units 1 and 3 at a cost of approximately $410 million, excluding AFUDC.  Management currently estimates that the total environmental projects to be completed through 2020 for Welsh Plant, Units 1 and 3 will cost approximately $600 million, excluding AFUDC.  As of March 31, 2015, SWEPCo has incurred costs of $211 million and has remaining contractual construction obligations of $84 million related to these projects.  SWEPCo will seek recovery of these project costs from customers through filings at the state commissions and the FERC. See "Climate Change, CO2 Regulation and Energy Policy" section of “Environmental Issues” within “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries”. As of March 31, 2015, the net book value of Welsh Plant, Units 1 and 3 was $431 million, before cost of removal, including materials and supplies inventory and CWIP.  If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Merchant Portion of Turk Plant

SWEPCo constructed the Turk Plant, a new base load 600 MW pulverized coal ultra-supercritical generating unit in Arkansas, which was placed into service in December 2012. SWEPCo owns 73% (440 MW) of the Turk Plant and operates the facility.

The APSC granted approval for SWEPCo to build the Turk Plant by issuing a Certificate of Environmental Compatibility and Public Need (CECPN) for the SWEPCo Arkansas jurisdictional share of the Turk Plant (approximately 20%). Following an appeal by certain intervenors, the Arkansas Supreme Court issued a decision that reversed the APSC’s grant of the CECPN. In June 2010, in response to an Arkansas Supreme Court decision, the APSC issued an order which reversed and set aside the previously granted CECPN. This share of the Turk Plant output is currently not subject to cost-based rate recovery and is being sold into the wholesale market. Approximately 80% of the Turk Plant investment is recovered under cost-based rate recovery in Texas, Louisiana, and through SWEPCo’s wholesale customers under FERC-based rates.

If SWEPCo cannot ultimately recover its investment and expenses related to the Turk Plant, it could reduce future net income and cash flows and impact financial condition.

Litigation and Environmental Issues

In the ordinary course of business, SWEPCo is involved in employment, commercial, environmental and regulatory litigation. Since it is difficult to predict the outcome of these proceedings, management cannot predict the eventual resolution, timing or amount of any loss, fine or penalty. Management assesses the probability of loss for each contingency and accrues a liability for cases which have a probable likelihood of loss if the loss can be estimated. For details on regulatory proceedings and pending litigation, see Note 4 - Rate Matters and Note 6 - Commitments, Guarantees and Contingencies in the 2014 Annual Report. Also, see Note 4 - Rate Matters and Note 5 - Commitments, Guarantees and Contingencies within the Condensed Notes to Condensed Financial Statements beginning on page 149. Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

See the “Executive Overview” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” section beginning on page 214 for additional discussion of relevant factors.

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2015	2014
	(in millions of KWhs)
Retail:
Residential	1,706	1,747
Commercial	1,366	1,393
Industrial	1,246	1,377
Miscellaneous	19	20
Total Retail	4,337	4,537

Wholesale	2,782	2,279

Total KWhs	7,119	6,816

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2015	2014
	(in degree days)
Actual – Heating (a)	912	994
Normal – Heating (b)	706	721

Actual – Cooling (c)	16	10
Normal – Cooling (b)	33	33

(a) Western Region heating degree days are calculated on a 55 degree temperature base.
(b) Normal Heating/Cooling represents the thirty-year average of degree days.
(c) Western Region cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2015 Compared to First Quarter of 2014

Reconciliation of First Quarter of 2014 to First Quarter of 2015
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

First Quarter of 2014	$22

Changes in Gross Margin:
Retail Margins (a)	27
Off-system Sales	(2)
Transmission Revenues	(1)
Total Change in Gross Margin	24

Changes in Expenses and Other:
Other Operation and Maintenance	6
Depreciation and Amortization	(1)
Taxes Other Than Income Taxes	(1)
Other Income	3
Interest Expense	2
Total Change in Expenses and Other	9

Income Tax Expense	(9)

First Quarter of 2015	$46

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $27 million primarily due to the following:

•	A $16 million increase primarily due to fuel cost recovery adjustments.

•	An $11 million increase primarily due to revenue increases from rate riders in Louisiana and Texas.

•	A $5 million increase in municipal and cooperative revenues due to formula rate adjustments.
These increases were partially offset by:

•	A $6 million decrease due to lower weather-normalized retail sales.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $6 million primarily due to the following:

•	A $5 million decrease in generation plant expenses.

•	A $3 million decrease in general and administrative expenses.
These decreases were partially offset by:

•	A $2 million increase in transmission expenses primarily due to increased SPP transmission services.

•	Other Income increased $3 million primarily due to an increase in AFUDC as a result of environmental and transmission projects.

•	Income Tax Expense increased $9 million primarily due to an increase in pretax book income partially offset by other book/tax differences which are accounted for on a flow-through basis.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES, NEW ACCOUNTING PRONOUNCEMENTS

See the “Critical Accounting Policies and Estimates” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” in the 2014 Annual Report for a discussion of the estimates and judgments required for regulatory accounting, revenue recognition, derivative instruments, the valuation of long-lived assets and pension and other postretirement benefits.

See the “Accounting Pronouncements” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” beginning on page 214 for a discussion of accounting pronouncements.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES
Electric Generation, Transmission and Distribution	$428,535	$426,627
Sales to AEP Affiliates	2,670	13,598
Other Revenues	504	365
TOTAL REVENUES	431,709	440,590

EXPENSES
Fuel and Other Consumables Used for Electric Generation	157,732	145,587
Purchased Electricity for Resale	20,014	61,165
Purchased Electricity from AEP Affiliates	—	3,766
Other Operation	65,545	68,537
Maintenance	27,414	30,411
Depreciation and Amortization	46,954	45,661
Taxes Other Than Income Taxes	21,732	20,737
TOTAL EXPENSES	339,391	375,864

OPERATING INCOME	92,318	64,726

Other Income (Expense):
Other Income	5,209	1,967
Interest Expense	(30,215)	(31,876)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	67,312	34,817

Income Tax Expense	21,172	12,165
Equity Earnings of Unconsolidated Subsidiary	597	310

NET INCOME	46,737	22,962

Net Income Attributable to Noncontrolling Interest	1,033	1,102

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$45,704	$21,860

The common stock of SWEPCo is wholly-owned by AEP.

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net Income	$46,737	$22,962

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $305 and $270 in 2015 and 2014, Respectively	567	502
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $129 and $126 in 2015 and 2014, Respectively	(240)	(234)

TOTAL OTHER COMPREHENSIVE INCOME	327	268

TOTAL COMPREHENSIVE INCOME	47,064	23,230

Total Comprehensive Income Attributable to Noncontrolling Interest	1,033	1,102

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$46,031	$22,128

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(Unaudited)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY – DECEMBER 31, 2013	$135,660	$674,606	$1,253,617	$(8,444)	$478	$2,055,917

Common Stock Dividends			(25,000)			(25,000)
Common Stock Dividends – Nonaffiliated					(1,236)	(1,236)
Net Income			21,860		1,102	22,962
Other Comprehensive Income				268		268
TOTAL EQUITY – MARCH 31, 2014	$135,660	$674,606	$1,250,477	$(8,176)	$344	$2,052,911

TOTAL EQUITY – DECEMBER 31, 2014	$135,660	$674,606	$1,293,986	$(7,466)	$415	$2,097,201

Common Stock Dividends			(30,000)			(30,000)
Common Stock Dividends – Nonaffiliated					(1,062)	(1,062)
Net Income			45,704		1,033	46,737
Other Comprehensive Income				327		327
TOTAL EQUITY – MARCH 31, 2015	$135,660	$674,606	$1,309,690	$(7,139)	$386	$2,113,203

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2015 and December 31, 2014
(in thousands)
(Unaudited)

	March 31,	December 31,
	2015	2014
CURRENT ASSETS
Cash and Cash Equivalents (March 31, 2015 and December 31, 2014 Amounts Include $6,201 and $12,695, Respectively, Related to Sabine)	$7,975	$14,356
Advances to Affiliates	293,378	41,033
Accounts Receivable:
Customers	39,995	46,738
Affiliated Companies	20,234	37,114
Miscellaneous	22,807	25,625
Allowance for Uncollectible Accounts	(76)	(516)
Total Accounts Receivable	82,960	108,961
Fuel (March 31, 2015 and December 31, 2014 Amounts Include $34,131 and $38,920, Respectively, Related to Sabine)	117,097	116,955
Materials and Supplies	73,982	73,666
Risk Management Assets	11	31
Deferred Income Tax Benefits	8,764	9,041
Accrued Tax Benefits	13,499	15,408
Regulatory Asset for Under-Recovered Fuel Costs	21,188	24,024
Prepayments and Other Current Assets	37,996	25,779
TOTAL CURRENT ASSETS	656,850	429,254

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	3,907,999	3,864,543
Transmission	1,310,952	1,300,729
Distribution	1,906,290	1,894,572
Other Property, Plant and Equipment (Including Plant to be Retired) (March 31, 2015 and December 31, 2014 Amounts Include $290,242 and $288,183, Respectively, Related to Sabine)	887,719	878,753
Construction Work in Progress	519,678	471,980
Total Property, Plant and Equipment	8,532,638	8,410,577
Accumulated Depreciation and Amortization (March 31, 2015 and December 31, 2014 Amounts Include $146,704 and $142,983, Respectively, Related to Sabine)	2,541,492	2,503,290
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	5,991,146	5,907,287

OTHER NONCURRENT ASSETS
Regulatory Assets	410,925	393,602
Deferred Charges and Other Noncurrent Assets	130,685	86,750
TOTAL OTHER NONCURRENT ASSETS	541,610	480,352

TOTAL ASSETS	$7,189,606	$6,816,893

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2015 and December 31, 2014
(Unaudited)

	March 31,	December 31,
	2015	2014
	(in thousands)
CURRENT LIABILITIES
Accounts Payable:
General	$143,229	$175,109
Affiliated Companies	60,373	67,410
Long-term Debt Due Within One Year – Nonaffiliated	253,250	306,750
Risk Management Liabilities	4,197	1,082
Customer Deposits	60,861	59,903
Accrued Taxes	85,192	43,965
Accrued Interest	18,841	44,328
Obligations Under Capital Leases	17,572	17,557
Other Current Liabilities	55,579	104,553
TOTAL CURRENT LIABILITIES	699,094	820,657

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,282,111	1,833,687
Deferred Income Taxes	1,379,089	1,351,111
Regulatory Liabilities and Deferred Investment Tax Credits	457,238	458,530
Asset Retirement Obligations	92,635	92,015
Employee Benefits and Pension Obligations	31,147	25,374
Obligations Under Capital Leases	87,434	91,044
Deferred Credits and Other Noncurrent Liabilities	47,655	47,274
TOTAL NONCURRENT LIABILITIES	4,377,309	3,899,035

TOTAL LIABILITIES	5,076,403	4,719,692

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 7,600,000 Shares
Outstanding – 7,536,640 Shares	135,660	135,660
Paid-in Capital	674,606	674,606
Retained Earnings	1,309,690	1,293,986
Accumulated Other Comprehensive Income (Loss)	(7,139)	(7,466)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,112,817	2,096,786

Noncontrolling Interest	386	415

TOTAL EQUITY	2,113,203	2,097,201

TOTAL LIABILITIES AND EQUITY	$7,189,606	$6,816,893

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net Income	$46,737	$22,962
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	46,954	45,661
Deferred Income Taxes	18,745	11,351
Allowance for Equity Funds Used During Construction	(5,229)	(2,081)
Mark-to-Market of Risk Management Contracts	3,135	(825)
Property Taxes	(39,393)	(37,511)
Fuel Over/Under-Recovery, Net	2,836	(21,651)
Change in Other Noncurrent Assets	(549)	3,963
Change in Other Noncurrent Liabilities	(3,323)	2,914
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	26,001	13,614
Fuel, Materials and Supplies	(458)	5,102
Accounts Payable	(28,300)	(9,410)
Accrued Taxes, Net	43,136	42,596
Accrued Interest	(25,487)	(25,431)
Other Current Assets	(11,384)	(4,663)
Other Current Liabilities	(44,068)	(18,123)
Net Cash Flows from Operating Activities	29,353	28,468

INVESTING ACTIVITIES
Construction Expenditures	(138,110)	(105,165)
Change in Advances to Affiliates, Net	(252,345)	—
Other Investing Activities	(1,394)	1,046
Net Cash Flows Used for Investing Activities	(391,849)	(104,119)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	446,057	—
Change in Advances from Affiliates, Net	—	108,162
Retirement of Long-term Debt – Nonaffiliated	(55,125)	(1,625)
Principal Payments for Capital Lease Obligations	(4,510)	(4,470)
Dividends Paid on Common Stock	(30,000)	(25,000)
Dividends Paid on Common Stock – Nonaffiliated	(1,062)	(1,236)
Other Financing Activities	755	574
Net Cash Flows from Financing Activities	356,115	76,405

Net Increase (Decrease) in Cash and Cash Equivalents	(6,381)	754
Cash and Cash Equivalents at Beginning of Period	14,356	17,241
Cash and Cash Equivalents at End of Period	$7,975	$17,995

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$53,390	$55,123
Net Cash Paid (Received) for Income Taxes	(938)	734
Noncash Acquisitions Under Capital Leases	926	2,824
Construction Expenditures Included in Current Liabilities as of March 31,	80,185	53,628

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 149.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS OF
REGISTRANT SUBSIDIARIES

The condensed notes to SWEPCo’s condensed financial statements are combined with the condensed notes to condensed financial statements for other registrant subsidiaries.  Listed below are the notes that apply to SWEPCo.

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

In the opinion of management, the unaudited condensed interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair presentation of the net income, financial position and cash flows for the interim periods for each Registrant Subsidiary.  Net income for the three months ended March 31, 2015 is not necessarily indicative of results that may be expected for the year ending December 31, 2015.  The condensed financial statements are unaudited and should be read in conjunction with the audited 2014 financial statements and notes thereto, which are included in the Registrant Subsidiaries’ Annual Reports on Form 10-K as filed with the SEC on February 20, 2015.

2. NEW ACCOUNTING PRONOUNCEMENTS

Upon issuance of final pronouncements, management reviews the new accounting literature to determine its relevance, if any, to the Registrant Subsidiaries’ business. The following final pronouncements will impact the financial statements.

ASU 2014-08 “Presentation of Financial Statements and Property, Plant and Equipment” (ASU 2014-08)

In April 2014, the FASB issued ASU 2014-08 changing the presentation of discontinued operations on the statements of income and other requirements for reporting discontinued operations. Under the new standard, a disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held-for-sale or is disposed. The amendments in this update also require additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. This standard must be prospectively applied to all reporting periods presented in financial reports issued after the effective date.

The new accounting guidance is effective for interim and annual periods beginning after December 15, 2014. If applicable, this standard will change the presentation of financial statements but will not affect the calculation of net income, comprehensive income or earnings per share. Management adopted ASU 2014-08 effective January 1, 2015. There were no events requiring the application of this new accounting guidance.

ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09)

In May 2014, the FASB issued ASU 2014-09 clarifying the method used to determine the timing and requirements for revenue recognition on the statements of income. Under the new standard, an entity must identify the performance obligations in a contract, the transaction price and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts.

The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. As applicable, this standard may change the amount of revenue recognized in the income statements in each reporting period. Management is analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on revenue or net income. Management plans to adopt ASU 2014-09 effective January 1, 2017.

ASU 2015-01 “Income Statement – Extraordinary and Unusual Items” (ASU 2015-01)

In January 2015, the FASB issued ASU 2015-01 eliminating the concept of extraordinary items for presentation on the face of the income statement. Under the new standard, a material event or transaction that is unusual in nature, infrequent or both shall be reported as a separate component of income from continuing operations. Alternatively, it may be disclosed in the notes to financial statements.

The new accounting guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted if applied from the beginning of a fiscal year. As applicable, this standard may change the presentation of amounts in the income statements. Management plans to adopt ASU 2015-01 effective January 1, 2016.

ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03)

In April 2015, the FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs on the balance sheets. Under the new standard, debt issuance costs related to a recognized debt liability will be presented on the balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with discounts. The Registrant Subsidiaries include debt issuance costs in Deferred Charges and Other Noncurrent Assets on the balance sheets. Debt issuance costs represent less than 1% of total long-term debt.

The new accounting guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. Management intends to early adopt ASU 2015-03 for the 2015 Form 10-K.

ASU 2015-05 "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" (ASU 2015-05)

In April 2015, the FASB issued ASU 2015-05 to provide guidance to customers about whether a cloud computing arrangement includes a software license. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. Management is analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on net income. Management plans to adopt ASU 2015-05 effective January 1, 2016.

3.  COMPREHENSIVE INCOME

Presentation of Comprehensive Income

The following tables provide the components of changes in AOCI for the three months ended March 31, 2015 and 2014.  All amounts in the following tables are presented net of related income taxes.

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2015

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of December 31, 2014	$—	$3,896	$1,136	$5,032
Change in Fair Value Recognized in AOCI	—	—	—	—
Amounts Reclassified from AOCI	—	129	(458)	(329)
Net Current Period Other Comprehensive Income (Loss)	—	129	(458)	(329)
Balance in AOCI as of March 31, 2015	$—	$4,025	$678	$4,703

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2014

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of December 31, 2013	$94	$3,090	$(233)	$2,951
Change in Fair Value Recognized in AOCI	1,583	—	—	1,583
Amounts Reclassified from AOCI	(1,590)	253	(333)	(1,670)
Net Current Period Other Comprehensive Income (Loss)	(7)	253	(333)	(87)
Balance in AOCI as of March 31, 2014	$87	$3,343	$(566)	$2,864

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2015

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of December 31, 2014	$—	$(14,406)	$46	$(14,360)
Change in Fair Value Recognized in AOCI	—	—	—	—
Amounts Reclassified from AOCI	—	267	12	279
Net Current Period Other Comprehensive Income	—	267	12	279
Balance in AOCI as of March 31, 2015	$—	$(14,139)	$58	$(14,081)

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2014

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of December 31, 2013	$46	$(15,976)	$421	$(15,509)
Change in Fair Value Recognized in AOCI	1,062	—	—	1,062
Amounts Reclassified from AOCI	(1,047)	410	43	(594)
Net Current Period Other Comprehensive Income	15	410	43	468
Balance in AOCI as of March 31, 2014	$61	$(15,566)	$464	$(15,041)

OPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2015

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Total
	(in thousands)
Balance in AOCI as of December 31, 2014	$—	$5,602	$5,602
Change in Fair Value Recognized in AOCI	—	—	—
Amounts Reclassified from AOCI	—	(343)	(343)
Net Current Period Other Comprehensive Loss	—	(343)	(343)
Balance in AOCI as of March 31, 2015	$—	$5,259	$5,259

OPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2014

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Total
	(in thousands)
Balance in AOCI as of December 31, 2013	$105	$6,974	$7,079
Change in Fair Value Recognized in AOCI	—	—	—
Amounts Reclassified from AOCI	(105)	(343)	(448)
Net Current Period Other Comprehensive Loss	(105)	(343)	(448)
Balance in AOCI as of March 31, 2014	$—	$6,631	$6,631

PSO

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2015

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Total
	(in thousands)
Balance in AOCI as of December 31, 2014	$—	$4,943	$4,943
Change in Fair Value Recognized in AOCI	—	—	—
Amounts Reclassified from AOCI	—	(190)	(190)
Net Current Period Other Comprehensive Loss	—	(190)	(190)
Balance in AOCI as of March 31, 2015	$—	$4,753	$4,753

PSO

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2014

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Total
	(in thousands)
Balance in AOCI as of December 31, 2013	$57	$5,701	$5,758
Change in Fair Value Recognized in AOCI	—	—	—
Amounts Reclassified from AOCI	(57)	(189)	(246)
Net Current Period Other Comprehensive Loss	(57)	(189)	(246)
Balance in AOCI as of March 31, 2014	$—	$5,512	$5,512

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2015

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of December 31, 2014	$—	$(11,036)	$3,570	$(7,466)
Change in Fair Value Recognized in AOCI	—	—	—	—
Amounts Reclassified from AOCI	—	567	(240)	327
Net Current Period Other Comprehensive Income (Loss)	—	567	(240)	327
Balance in AOCI as of March 31, 2015	$—	$(10,469)	$3,330	$(7,139)

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2014

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of December 31, 2013	$66	$(13,304)	$4,794	$(8,444)
Change in Fair Value Recognized in AOCI	—	—	—	—
Amounts Reclassified from AOCI	(66)	568	(234)	268
Net Current Period Other Comprehensive Income (Loss)	(66)	568	(234)	268
Balance in AOCI as of March 31, 2014	$—	$(12,736)	$4,560	$(8,176)

Reclassifications from Accumulated Other Comprehensive Income

The following tables provide details of reclassifications from AOCI for the three months ended March 31, 2015 and 2014.  The amortization of pension and OPEB AOCI components are included in the computation of net periodic pension and OPEB costs.  See Note 6 for additional details.

APCo

Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended March 31, 2015 and 2014

	Amount of (Gain) Loss Reclassified from AOCI
	Three Months Ended March 31,
	2015	2014
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Purchased Electricity for Resale	$—	$(462)
Other Operation Expense	—	(10)
Maintenance Expense	—	(20)
Property, Plant and Equipment	—	(17)
Regulatory Assets/(Liabilities), Net (a)	—	(1,937)
Subtotal – Commodity	—	(2,446)

Interest Rate and Foreign Currency:
Interest Expense	199	390
Subtotal – Interest Rate and Foreign Currency	199	390

Reclassifications from AOCI, before Income Tax (Expense) Credit	199	(2,056)
Income Tax (Expense) Credit	70	(719)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	129	(1,337)

Pension and OPEB
Amortization of Prior Service Cost (Credit)	(1,282)	(1,282)
Amortization of Actuarial (Gains)/Losses	578	770
Reclassifications from AOCI, before Income Tax (Expense) Credit	(704)	(512)
Income Tax (Expense) Credit	(246)	(179)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(458)	(333)

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$(329)	$(1,670)

I&M

Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended March 31, 2015 and 2014

	Amount of (Gain) Loss Reclassified from AOCI
	Three Months Ended March 31,
	2015	2014
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Purchased Electricity for Resale	$—	$(717)
Other Operation Expense	—	(7)
Maintenance Expense	—	(7)
Property, Plant and Equipment	—	(10)
Regulatory Assets/(Liabilities), Net (a)	—	(870)
Subtotal – Commodity	—	(1,611)

Interest Rate and Foreign Currency:
Interest Expense	411	631
Subtotal – Interest Rate and Foreign Currency	411	631

Reclassifications from AOCI, before Income Tax (Expense) Credit	411	(980)
Income Tax (Expense) Credit	144	(343)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	267	(637)

Pension and OPEB
Amortization of Prior Service Cost (Credit)	(199)	(199)
Amortization of Actuarial (Gains)/Losses	217	265
Reclassifications from AOCI, before Income Tax (Expense) Credit	18	66
Income Tax (Expense) Credit	6	23
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	12	43

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$279	$(594)

OPCo

Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended March 31, 2015 and 2014

	Amount of (Gain) Loss Reclassified from AOCI
	Three Months Ended March 31,
	2015	2014
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Other Operation Expense	$—	$(11)
Maintenance Expense	—	(11)
Property, Plant and Equipment	—	(18)
Regulatory Assets/(Liabilities), Net (a)	—	(122)
Subtotal – Commodity	—	(162)

Interest Rate and Foreign Currency:
Depreciation and Amortization Expense	(3)	(3)
Interest Expense	(524)	(524)
Subtotal – Interest Rate and Foreign Currency	(527)	(527)

Reclassifications from AOCI, before Income Tax (Expense) Credit	(527)	(689)
Income Tax (Expense) Credit	(184)	(241)
Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$(343)	$(448)

PSO

Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended March 31, 2015 and 2014

	Amount of (Gain) Loss Reclassified from AOCI
	Three Months Ended March 31,
	2015	2014
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Other Operation Expense	$—	$(8)
Maintenance Expense	—	(9)
Property, Plant and Equipment	—	(13)
Regulatory Assets/(Liabilities), Net (a)	—	(58)
Subtotal – Commodity	—	(88)

Interest Rate and Foreign Currency:
Interest Expense	(292)	(292)
Subtotal – Interest Rate and Foreign Currency	(292)	(292)

Reclassifications from AOCI, before Income Tax (Expense) Credit	(292)	(380)
Income Tax (Expense) Credit	(102)	(134)
Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$(190)	$(246)

SWEPCo

Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended March 31, 2015 and 2014

	Amount of (Gain) Loss Reclassified from AOCI
	Three Months Ended March 31,
	2015	2014
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Other Operation Expense	$—	$(13)
Maintenance Expense	—	(10)
Property, Plant and Equipment	—	(11)
Regulatory Assets/(Liabilities), Net (a)	—	(67)
Subtotal – Commodity	—	(101)

Interest Rate and Foreign Currency:
Interest Expense	872	872
Subtotal – Interest Rate and Foreign Currency	872	872

Reclassifications from AOCI, before Income Tax (Expense) Credit	872	771
Income Tax (Expense) Credit	305	269
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	567	502

Pension and OPEB
Amortization of Prior Service Cost (Credit)	(467)	(478)
Amortization of Actuarial (Gains)/Losses	98	118
Reclassifications from AOCI, before Income Tax (Expense) Credit	(369)	(360)
Income Tax (Expense) Credit	(129)	(126)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(240)	(234)

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$327	$268

(a)	Represents realized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the condensed balance sheets.

4.  RATE MATTERS

As discussed in the 2014 Annual Report, the Registrant Subsidiaries are involved in rate and regulatory proceedings at the FERC and their state commissions. The Rate Matters note within the 2014 Annual Report should be read in conjunction with this report to gain a complete understanding of material rate matters still pending that could impact net income, cash flows and possibly financial condition. The following discusses ratemaking developments in 2015 and updates the 2014 Annual Report.

Regulatory Assets Pending Final Regulatory Approval

	APCo
	March 31,	December 31,
	2015	2014
Noncurrent Regulatory Assets	(in thousands)

Regulatory Assets Currently Earning a Return
Vegetation Management Program - West Virginia	$23,983	$19,089
Regulatory Assets Currently Not Earning a Return
Storm Related Costs – West Virginia	65,206	65,206
Carbon Capture and Storage Product Validation Facility – West Virginia, FERC	13,264	13,264
IGCC Pre-Construction Costs – West Virginia, FERC	10,838	10,838
Demand Response Program Costs – Virginia	9,803	8,791
Amos Plant Transfer Costs – West Virginia	1,721	1,377
Carbon Capture and Storage Commercial Scale Facility – West Virginia, FERC	1,287	1,287
Expanded Net Energy Charge – Coal Inventory	—	3,421
Expanded Net Energy Charge – Construction Surcharge	—	2,307
Other Regulatory Assets Pending Final Regulatory Approval	168	168
Total Regulatory Assets Pending Final Regulatory Approval	$126,270	$125,748

	I&M
	March 31,	December 31,
	2015	2014
Noncurrent Regulatory Assets	(in thousands)

Regulatory Assets Currently Not Earning a Return
Cook Plant Turbine	$7,382	$6,596
Stranded Costs on Abandoned Plants	3,897	3,897
Deferred Cook Plant Life Cycle Management Project Costs – Michigan	2,030	1,222
Storm Related Costs – Indiana	72	1,074
Other Regulatory Assets Pending Final Regulatory Approval	337	860
Total Regulatory Assets Pending Final Regulatory Approval	$13,718	$13,649

	OPCo
	March 31,	December 31,
	2015	2014
Noncurrent Regulatory Assets	(in thousands)

Regulatory Assets Currently Not Earning a Return
Ormet Special Rate Recovery Mechanism	$10,483	$10,483
Total Regulatory Assets Pending Final Regulatory Approval	$10,483	$10,483

	PSO
	March 31,	December 31,
	2015	2014
Noncurrent Regulatory Assets	(in thousands)

Regulatory Assets Currently Not Earning a Return
Storm Related Costs	$17,375	$16,614
Other Regulatory Assets Pending Final Regulatory Approval	1,079	1,079
Total Regulatory Assets Pending Final Regulatory Approval	$18,454	$17,693

	SWEPCo
	March 31,	December 31,
	2015	2014
Noncurrent Regulatory Assets	(in thousands)

Regulatory Assets Currently Not Earning a Return
Rate Case Expenses	$8,188	$8,126
Shipe Road Transmission Project	2,343	2,287
Asset Retirement Obligation	1,233	1,144
Other Regulatory Assets Pending Final Regulatory Approval	558	558
Total Regulatory Assets Pending Final Regulatory Approval	$12,322	$12,115

If these costs are ultimately determined not to be recoverable, it could reduce future net income and cash flows and impact financial condition.

OPCo Rate Matters

Ohio Electric Security Plan Filings

2009 – 2011 ESP

The PUCO issued an order in March 2009 that modified and approved the ESP which established rates at the start of the April 2009 billing cycle through 2011. The order also provided a phase-in FAC, which was authorized to be recovered through a non-bypassable surcharge over the period 2012 through 2018.

In August 2012, the PUCO issued an order in a separate proceeding which implemented a PIRR to recover deferred fuel costs in rates beginning September 2012. The PUCO ruled that carrying charges should be calculated without an offset for accumulated deferred income taxes and that a long-term debt rate should be applied when collections begin. In November 2012, OPCo appealed that PUCO order to the Supreme Court of Ohio claiming a long-term debt rate modified the previously adjudicated 2009 - 2011 ESP order, which granted a weighted average cost of capital (WACC) rate. In November 2012, the IEU filed an appeal of the PUCO decision that included the argument that carrying costs should be reduced due to an accumulated deferred income tax credit which, as of March 31, 2015, could reduce carrying costs by $25 million including $13 million of unrecognized equity carrying costs. Oral arguments at the Supreme Court of Ohio were held in February 2015. OPCo argued for a remand to reinstate the WACC carrying charges initially approved by the PUCO and challenged the IEU argument that the carrying charges should be reduced due to an accumulated deferred income tax credit. A decision from the Supreme Court of Ohio is pending.

Management is unable to predict the outcome of the unresolved litigation discussed above. Depending on the rulings in these proceedings, it could reduce future net income and cash flows and impact financial condition.

June 2012 – May 2015 ESP Including Capacity Charge

In August 2012, the PUCO issued an order which adopted and modified a new ESP that established base generation rates through May 2015. This ruling was generally upheld in rehearing orders in January and March 2013.

In July 2012, the PUCO issued an order in a separate capacity proceeding which stated that OPCo must charge CRES providers the RPM price and authorized OPCo to defer a portion of its incurred capacity costs not recovered from CRES providers up to $188.88/MW day.  The OPCo RPM price collected from CRES providers, which includes reserve margins, was approximately $34/MW day through May 2014 and is $150/MW day from June 2014 through May 2015.  In December 2012, various parties filed notices of appeal of the capacity costs decision with the Supreme Court of Ohio.

As part of the August 2012 ESP order, the PUCO established a non-bypassable RSR, effective September 2012.  The RSR was collected from customers at $3.50/MWh through May 2014 and is currently collected at $4.00/MWh for the period June 2014 through May 2015, with $1.00/MWh applied to the recovery of deferred capacity costs. In July 2014, OPCo submitted a separate application to continue the RSR to collect the unrecovered portion of the deferred capacity costs at the rate of $4.00/MWh until the balance of the capacity deferrals has been collected. In April 2015, the PUCO issued an order approving the application to continue the RSR, with modifications. The order included approval to continue the collection of deferred capacity costs at a rate of $4.00/MWh beginning June 1, 2015 for approximately 32 months, with carrying costs at a long-term cost of debt rate. Additionally, the order stated that an audit will be conducted of the final capacity deferral balance as of May 31, 2015. As of March 31, 2015, OPCo's incurred deferred capacity costs balance of $434 million, including debt carrying costs, was recorded in regulatory assets on the condensed balance sheet.

In 2013, the PUCO issued its Orders on Rehearing for the ESP which generally upheld its August 2012 order, including the implementation of the RSR. The PUCO clarified that a final reconciliation of revenues and expenses would be permitted for any over- or under-recovery on several riders including fuel. In addition, the PUCO addressed certain issues around the energy auctions while other SSO issues related to the energy auctions were deferred to a separate docket related to the competitive bid process (CBP). In 2013, OPCo and various intervenors filed appeals with the Supreme Court of Ohio challenging portions of the PUCO’s ESP order, including the RSR. Oral arguments at the Supreme Court of Ohio are scheduled for May 2015.

In November 2013, the PUCO issued an order approving OPCo’s CBP with modifications. As ordered, in 2014, OPCo conducted multiple energy-only auctions for a total of 100% of the SSO load with delivery beginning April 2014 through May 2015. For delivery starting in June 2015, OPCo will conduct energy and capacity auctions for its entire SSO load. The PUCO also approved the unbundling of the FAC into fixed and energy-related components and an intervenor proposal to blend the $188.88/MW day capacity price in proportion to the percentage of energy planned to be auctioned. Additionally, the PUCO ordered that intervenor concerns related to the recovery of the fixed fuel costs through potentially both the FAC and the approved capacity charges be addressed in subsequent FAC proceedings. Management believes that these intervenor concerns are without merit.

In January 2014, the PUCO denied all rehearing requests and agreed to issue a supplemental request for an independent auditor in the 2012 - 2013 FAC proceeding to separately examine the recovery of the fixed fuel costs, including OVEC. In March 2014, the PUCO approved OPCo’s request to implement riders related to the unbundling of the FAC. In October 2014, the independent auditor, selected by the PUCO, filed its report for the period August 2012 through May 2015 with the PUCO. If the PUCO ultimately concludes that a portion of the fixed fuel costs are also recovered through OPCo's $188.88/MW day capacity charge, the independent auditor recommends a methodology for calculating a refund of a portion of certain fixed fuel costs. The retail share of these fixed fuel costs is approximately $90 million annually. A hearing related to this matter has not been scheduled. Management believes that no over-recovery of costs has occurred and intends to oppose the findings in the audit report.

If OPCo is ultimately not permitted to fully collect all components of its ESP rates, it could reduce future net income and cash flows and impact financial condition.

June 2015 - May 2018 ESP

In December 2013, OPCo filed an application with the PUCO to approve an ESP that included proposed rate adjustments and the continuation and modification of certain existing riders, including the Distribution Investment Rider (DIR), effective June 2015 through May 2018. The proposal included a return on common equity of 10.65% on capital costs for certain riders. The proposal also included a purchased power agreement (PPA) rider that would allow retail customers to receive a rate stabilizing charge or credit by hedging market-based prices with a cost-based purchase power agreement. The PPA would initially be based upon the OVEC contractual entitlement and could, upon further approval, be expanded to include other contracts involving other Ohio legacy generation assets.

In October 2014, OPCo filed a separate application with the PUCO to propose a new extended PPA for inclusion in the PPA rider, discussed above. The new PPA would include an additional 2,671 MW to be purchased from AGR over the life of the respective generating units.

In February 2015, the PUCO issued an order approving OPCo's ESP application, subject to certain modifications, with a return on common equity of 10.2% on capital costs for certain riders. The order included (a) approval of the DIR with modified rate caps established by the PUCO, (b) authorization to establish a zero rate rider for OPCo's proposed PPA, (c) the option for OPCo to reapply in a future proceeding with a more detailed PPA proposal and (d) a directive to continue to pursue the transfer of the OVEC contractual entitlement to AGR or to otherwise divest of its interest in OVEC. In April 2015, the PUCO issued an order that granted applications for rehearing for further consideration filed by OPCo and various intervenors.

If OPCo is ultimately not permitted to fully collect all components of its ESP rates, it could reduce future net income and cash flows and impact financial condition.

Significantly Excessive Earnings Test Filings

In January 2011, the PUCO issued an order on the 2009 SEET filing. The order gave consideration for a future commitment to invest $20 million to support the development of a large solar farm. In January 2013, the PUCO found there was not a need for the large solar farm. The PUCO noted that OPCo remains obligated to spend $20 million on this solar project or another project. In September 2013, a proposed second phase of OPCo’s gridSMART® program was filed with the PUCO which included a proposed project to satisfy this PUCO directive. A decision from the PUCO is pending.

Management believes its financial statements adequately address the impact of 2014 SEET requirements.

Corporate Separation

In October 2012, the PUCO issued an order which approved the corporate separation of OPCo’s generation assets including the transfer of OPCo’s generation assets and associated generation liabilities at net book value to AGR. In June 2013, the IEU filed an appeal with the Supreme Court of Ohio claiming the PUCO order approving the corporate separation was unlawful. A decision from the Supreme Court of Ohio is pending. In December 2013, corporate separation of OPCo’s generation assets was completed. If any part of the PUCO order is overturned, it could reduce future net income and cash flows and impact financial condition.

2009 Fuel Adjustment Clause Audit

In January 2012, the PUCO issued an order in OPCo’s 2009 FAC that the remaining $65 million in proceeds from a 2008 coal contract settlement agreement be applied against OPCo’s under-recovered fuel balance. In April 2012, on rehearing, the PUCO ordered that the settlement credit only needed to reflect the Ohio retail jurisdictional share of the gain not already flowed through the FAC with carrying charges. As a result, OPCo recorded a $30 million net favorable adjustment on the 2012 statement of income. The January 2012 PUCO order also stated that a consultant should be hired to review the coal reserve valuation and recommend whether any additional value should benefit ratepayers.

In September 2014, the Supreme Court of Ohio upheld the PUCO order on appeal. A review of the coal reserve valuation by an outside consultant is still pending. If the PUCO ultimately determines that additional amounts should benefit ratepayers as a result of the consultant’s review of the coal reserve valuation, it could reduce future net income and cash flows and impact financial condition.

2012 and 2013 Fuel Adjustment Clause Audits

In May 2014, the PUCO-selected outside consultant provided its final report related to its 2012 and 2013 FAC audit which included certain unfavorable recommendations related to the FAC recovery for 2012 and 2013. These recommendations are opposed by OPCo. In addition, the PUCO will consider the results of the final audit of the recovery of fixed fuel costs that was issued in October 2014. See the "June 2012 - May 2015 ESP Including Capacity Charge" section above. If the PUCO orders a reduction to the FAC deferral or a refund to customers, it could reduce future net income and cash flows and impact financial condition.

Ormet

Ormet, a large aluminum company, had a contract to purchase power from OPCo through 2018. In February 2013, Ormet filed for bankruptcy and subsequently shut down operations in October 2013. In March 2014, the PUCO issued an order in OPCo’s Economic Development Rider (EDR) filing allowing OPCo to include $39 million of Ormet-related foregone revenues in the EDR effective April 2014. The order stated that if the stipulation agreement between OPCo and Ormet is subsequently adopted by the PUCO, OPCo could file an application to modify the EDR rate for the remainder of the period requesting recovery of the remaining $10 million of Ormet deferrals which, as of March 31, 2015, is recorded in regulatory assets on the condensed balance sheet. In April 2014, an intervenor filed testimony objecting to $5 million of the remaining foregone revenues. A hearing at the PUCO related to the stipulation agreement was held in May 2014.

In addition, in the 2009 - 2011 ESP proceeding, intervenors requested that OPCo be required to refund the Ormet-related revenues under a previous interim arrangement (effective from January 2009 through September 2009) and requested that the PUCO prevent OPCo from collecting Ormet-related revenues in the future. Through September 2009, the last month of the interim arrangement, OPCo had $64 million of deferred FAC costs related to the interim arrangement, excluding $2 million of unrecognized equity carrying costs. The PUCO did not take any action on this request. The intervenors raised this issue again in response to OPCo’s November 2009 filing to approve recovery of the deferral under the interim agreement.

To the extent amounts discussed above are not recoverable, it could reduce future net income and cash flows and impact financial condition.

SWEPCo Rate Matters

2012 Texas Base Rate Case

In July 2012, SWEPCo filed a request with the PUCT to increase annual base rates primarily due to the completion of the Turk Plant. In October 2013, the PUCT issued an order affirming the prudence of the Turk Plant but determined that the Turk Plant’s Texas jurisdictional capital cost cap established in a previous Certificate of Convenience and Necessity case also limited SWEPCo’s recovery of AFUDC in addition to limits on its recovery of cash construction costs. Additionally, the PUCT deferred consideration of the requested increase in depreciation expense related to the change in the 2016 retirement date of the Welsh Plant, Unit 2. As of March 31, 2015, the net book value of Welsh Plant, Unit 2 was $84 million, before cost of removal, including materials and supplies inventory and CWIP.

Upon rehearing in January 2014, the PUCT reversed its initial ruling and determined that AFUDC was excluded from the Turk Plant’s Texas jurisdictional capital cost cap. As a result, in the fourth quarter of 2013, SWEPCo reversed $114 million of previously recorded regulatory disallowances. The resulting annual base rate increase is approximately $52 million. In March 2014, the PUCT issued an order related to the January 2014 PUCT ruling and in April 2014, this order became final. In May 2014, intervenors filed appeals of that order with the Texas District Court. In June 2014, SWEPCo intervened in those appeals and filed initial responses.

If certain parts of the PUCT order are overturned or if SWEPCo cannot ultimately recover its Texas jurisdictional share of the Turk Plant investment, including AFUDC, or its retirement-related costs and potential fuel or replacement power disallowances related to Welsh Plant, Unit 2, it could reduce future net income and cash flows and impact financial condition.

2012 Louisiana Formula Rate Filing

In 2012, SWEPCo initiated a proceeding to establish new formula base rates in Louisiana, including recovery of the Louisiana jurisdictional share (approximately 29%) of the Turk Plant.  In February 2013, a settlement was filed and approved by the LPSC.  The settlement increased SWEPCo's Louisiana total rates by approximately $2 million annually, effective March 2013, which consisted of an increase in base rates of approximately $85 million annually offset by a decrease in fuel and other rates of approximately $83 million annually.  The March 2013 base rates are based on a 10% return on common equity and cost recovery of the Louisiana jurisdictional share of the Turk Plant and Stall Unit. The rates are subject to refund based on the staff review of the cost of service and the prudency review of the Turk Plant. The settlement also provided that the LPSC review base rates in 2014 and 2015 and that SWEPCo recover non-fuel Turk Plant costs and a full weighted-average cost of capital return on the prudently incurred Turk Plant investment in jurisdictional rate base, effective January 2013. In December 2014, the LPSC approved a settlement agreement related to the staff review of the cost of service. The settlement agreement reduced the requested revenue increase by $3 million, primarily due to the timing of both the allowed recovery of certain existing regulatory assets and the establishment of a regulatory asset for certain previously expensed costs. If the LPSC orders refunds based upon the pending prudence review of the Turk Plant investment, it could reduce future net income and cash flows and impact financial condition.

2014 Louisiana Formula Rate Filing

In April 2014, SWEPCo filed its annual formula rate plan for test year 2013 with the LPSC.  The filing included a $5 million annual increase, which was effective August 2014.  SWEPCo also proposed to increase rates by an additional $15 million annually, effective January 2015, for a total annual increase of $20 million. This additional increase reflects the cost of incremental generation to be used to serve Louisiana customers in 2015 due to the expiration of a purchase power agreement attributable to Louisiana customers.  In December 2014, the LPSC approved a partial settlement agreement that included the implementation of the $15 million annual increase in rates effective January 2015. These increases are subject to LPSC staff review and are subject to refund.  If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2015 Louisiana Formula Rate Filing

In April 2015, SWEPCo filed its formula rate plan for test year 2014 with the LPSC.  The filing included a $14 million annual increase, which will be effective August 2015.  This increase is subject to LPSC staff review and is subject to refund.  If any of the costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Welsh Plant, Units 1 and 3 - Environmental Projects

To comply with pending Federal EPA regulations, SWEPCo is currently constructing environmental control projects to meet mercury and air toxics standards for Welsh Plant, Units 1 and 3 at a cost of approximately $410 million, excluding AFUDC.  Management currently estimates that the total environmental projects to be completed through 2020 for Welsh Plant, Units 1 and 3 will cost approximately $600 million, excluding AFUDC.  As of March 31, 2015, SWEPCo has incurred costs of $211 million and has remaining contractual construction obligations of $84 million related to these projects.  SWEPCo will seek recovery of these project costs from customers through filings at the state commissions and the FERC. As of March 31, 2015, the net book value of Welsh Plant, Units 1 and 3 was $431 million, before cost of removal, including materials and supplies inventory and CWIP.  If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

APCo Rate Matters

2014 West Virginia Base Rate Case

In June 2014, APCo filed a request with the WVPSC to increase annual base rates by $156 million, based upon a 10.62% return on common equity, to be effective in the second quarter of 2015. The filing included a request to increase generation depreciation rates primarily due to the increase in plant investment and changes in the expected service lives of various generating units.  The filing also requested recovery of $77 million in regulatory assets over five years related to 2012 West Virginia storm costs, IGCC and other deferred costs.  In addition to the base rate request, the filing also included a request to implement a rider of approximately $38 million annually to recover vegetation management costs, including a return on capital investment.  In October 2014, the WVPSC approved APCo's motion to revise the procedural schedule which included a request to change the date of implementation of the new rates to May 2015.  In December 2014 and January 2015, intervenors filed testimony which proposed total annual revenue increases ranging from $30 million to $51 million based upon returns on common equity ranging from 9% to 10% and regulatory asset disallowances ranging from $6 million to $8 million.  Additionally, other intervenors proposed that the revenue requirement be based on a return on common equity of 8.7% and that $77 million of regulatory assets be disallowed.  Intervenors also recommended a disallowance of approximately $38 million related to the December 2013 transfer of OPCo's two-thirds interest in the Amos Plant, Unit 3 to APCo.  Hearings at the WVPSC were held in January 2015.  An order is anticipated in the second quarter of 2015. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2015 Virginia Regulatory Asset Proceeding

In January 2015, the Virginia SCC initiated a separate proceeding to address the proper treatment of APCo’s authorized regulatory assets. As of March 31, 2015, APCo’s authorized regulatory assets under review in this proceeding are estimated to be $14 million. In February and March 2015, briefs related to this proceeding were filed by various parties. If any of these costs, or any additional costs that may be subject to review, are not recoverable, it could reduce future net income and cash flows and impact financial condition.

New Virginia Legislation Affecting Biennial Reviews

In February 2015, amendments to Virginia law governing the regulation of investor-owned electric utilities were enacted. Under the amended Virginia law, APCo’s existing generation and distribution base rates are frozen until after the Virginia SCC rules on APCo’s next biennial review, which APCo will file in March 2020 for the 2018 and 2019 test years. These amendments also preclude the Virginia SCC from performing biennial reviews of APCo’s earnings for the years 2014 through 2017. APCo's financial statements adequately address the impact of these amendments. During the years 2014 through 2017, the new law provides that APCo will absorb incremental generation and distribution costs associated with severe weather events and/or natural disasters and costs associated with potential impairments related to new carbon emission guidelines issued by the Federal EPA.

PSO Rate Matters

2014 Oklahoma Base Rate Case

In January 2014, PSO filed a request with the OCC to increase annual base rates by $38 million, based upon a 10.5% return on common equity. This revenue increase included a proposed increase in depreciation rates of $29 million. In addition, the filing proposed recovery of advanced metering costs through a separate rider over a three-year deployment period requesting $7 million of revenues in year one, increasing to $28 million in year three. The filing also proposed expansion of an existing transmission rider currently recovered in base rates to include additional transmission-related costs that are expected to increase over the next several years.

In June 2014, a non-unanimous stipulation agreement between PSO, the OCC staff and certain intervenors was filed with the OCC. The parties to the stipulation recommended no overall change to the transmission rider or to annual revenues, other than additional revenues through a separate rider related to advanced metering costs, and that the terms of the stipulation be effective November 2014. The advanced metering rider would provide $24 million of revenues over 14 months beginning in November 2014 and increase to $27 million in 2016. New depreciation rates are recommended for advanced metering investments and existing meters, also to be effective November 2014. Further, the stipulation recommends a return on common equity of 9.85% to be used only in the formula to calculate AFUDC, factoring of customer receivables and for riders with an equity component. Additionally, the stipulation recommends recovery of regulatory assets for 2013 storms and regulatory case expenses. In July 2014, the Attorney General joined in the stipulation agreement. In October 2014, the Administrative Law Judge recommended approval of the stipulation agreement and interim rates were implemented in November 2014, subject to refund. In April 2015, the OCC issued an order that approved the stipulation agreement.

I&M Rate Matters

Tanners Creek Plant

I&M announced that it would retire Tanners Creek Plant by June 2015 to comply with proposed environmental regulations. I&M is currently recovering depreciation and a return on the net book value of the Tanners Creek Plant in base rates.

In October 2014, I&M filed an application with the IURC seeking approval of revised depreciation rates for Rockport Plant, Unit 1 and the Tanners Creek Plant. Upon retirement of the Tanners Creek Plant, I&M proposed that, for purposes of determining its depreciation rates, the net book value of the Tanners Creek Plant be recovered over the remaining life of the Rockport Plant. The new depreciation rates would result in a decrease in I&M's Indiana jurisdictional electric depreciation expense which I&M proposed to reduce customer rates through a credit rider. In February 2015, the OUCC filed testimony that recommended approval of I&M's application. A hearing at the IURC was held in March 2015. A decision from the IURC is pending.

As of March 31, 2015, the net book value of the Tanners Creek Plant was $333 million, before cost of removal, including materials and supplies inventory and CWIP.  If I&M is ultimately not permitted to fully recover its net book value of the Tanners Creek Plant and its retirement-related costs, it could reduce future net income and cash flows and impact financial condition.

Transmission, Distribution and Storage System Improvement Charge (TDSIC)

In October 2014, I&M filed petitions with the IURC for approval of a TDSIC Rider and approval of I&M’s seven-year TDSIC Plan, from 2015 through 2021, for eligible transmission, distribution and storage system improvements. The initial estimated cost of the capital improvements and associated operation and maintenance expenses included in the TDSIC Plan of $787 million, excluding AFUDC, will be updated annually. The TDSIC Plan included distribution investments specific to the Indiana jurisdiction. The TDSIC Rider will allow the periodic adjustment of I&M's rates to provide for timely recovery of 80% of approved TDSIC Plan costs. I&M will defer the remaining 20% of approved TDSIC Plan costs to be recovered in I&M's next general rate case. I&M is not seeking a rate adjustment in this proceeding but is seeking approval of a TDSIC Rider rate adjustment mechanism for subsequent proceedings. In January 2015, intervenors filed testimony that recommended denial of certain portions of the TDSIC Plan including recommended changes to the capital structure, recovery of requested operation and maintenance cost allocations and the rate design within the TDSIC Rider mechanism. A hearing at the IURC was held in February 2015. In April 2015, I&M filed a notice with the IURC to seek approval of the proposed TDSIC Plan excluding $117 million of certain projects that were challenged in this proceeding. A decision from the IURC is pending. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

5.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

The Registrant Subsidiaries are subject to certain claims and legal actions arising in their ordinary course of business.  In addition, their business activities are subject to extensive governmental regulation related to public health and the environment.  The ultimate outcome of such pending or potential litigation cannot be predicted.  For current proceedings not specifically discussed below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the financial statements.  The Commitments, Guarantees and Contingencies note within the 2014 Annual Report should be read in conjunction with this report.

GUARANTEES

Liabilities for guarantees are recorded in accordance with the accounting guidance for “Guarantees.”  There is no collateral held in relation to any guarantees.  In the event any guarantee is drawn, there is no recourse to third parties unless specified below.

Letters of Credit – Affecting APCo, I&M and OPCo

Certain Registrant Subsidiaries enter into standby letters of credit with third parties.  These letters of credit are issued in the ordinary course of business and cover items such as insurance programs, security deposits and debt service reserves.

AEP has two revolving credit facilities totaling $3.5 billion, under which up to $1.2 billion may be issued as letters of credit.  As of March 31, 2015, the maximum future payments for letters of credit issued under the revolving credit facilities were as follows:

Company	Amount	Maturity
	(in thousands)
I&M	$35	March 2016
OPCo	4,200	June 2015

The Registrant Subsidiaries have $307 million of variable rate Pollution Control Bonds supported by bilateral letters of credit for $310 million as follows:

Company	Pollution Control Bonds	Bilateral Letters of Credit	Maturity of Bilateral Letters of Credit
	(in thousands)
APCo	$229,650	$232,293	March 2016 to March 2017
I&M	77,000	77,886	March 2017

Guarantees of Third-Party Obligations – Affecting SWEPCo

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo provides guarantees of mine reclamation of $115 million.  Since SWEPCo uses self-bonding, the guarantee provides for SWEPCo to commit to use its resources to complete the reclamation in the event the work is not completed by Sabine.  This guarantee ends upon depletion of reserves and completion of final reclamation.  Based on the latest study completed in 2010, it is estimated the reserves will be depleted in 2036 with final reclamation completed by 2046 at an estimated cost of $58 million.  Actual reclamation costs could vary due to period inflation and any changes to actual mine reclamation.  As of March 31, 2015, SWEPCo has collected $64 million through a rider for final mine closure and reclamation costs, of which $16 million is recorded in Deferred Credits and Other Noncurrent Liabilities and $48 million is recorded in Asset Retirement Obligations on SWEPCo’s condensed balance sheets.

Sabine charges SWEPCo, its only customer, all of its costs.  SWEPCo passes these costs to customers through its fuel clauses.

Indemnifications and Other Guarantees – Affecting APCo, I&M, OPCo, PSO and SWEPCo

Contracts

The Registrant Subsidiaries enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of March 31, 2015, there were no material liabilities recorded for any indemnifications.

APCo, I&M and OPCo are jointly and severally liable for activity conducted by AEPSC on behalf of AEP companies related to power purchase and sale activity pursuant to the SIA.  PSO and SWEPCo are jointly and severally liable for activity conducted by AEPSC on behalf of PSO and SWEPCo related to power purchase and sale activity pursuant to the SIA.

Master Lease Agreements

The Registrant Subsidiaries lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of either the unamortized balance or the equipment cost at the end of the lease term.  If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrant Subsidiaries are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the unamortized balance.  As of March 31, 2015, the maximum potential loss by Registrant Subsidiary for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term is as follows:

Company	Maximum Potential Loss
(in thousands)
APCo	$4,053
I&M	2,914
OPCo	4,886
PSO	2,263
SWEPCo	2,588

Railcar Lease

In June 2003, AEP Transportation LLC (AEP Transportation), a subsidiary of AEP, entered into an agreement with BTM Capital Corporation, as lessor, to lease 875 coal-transporting aluminum railcars.  The lease is accounted for as an operating lease.  In January 2008, AEP Transportation assigned the remaining 848 railcars under the original lease agreement to I&M (390 railcars) and SWEPCo (458 railcars).  The assignments are accounted for as operating leases for I&M and SWEPCo.  The initial lease term was five years with three consecutive five-year renewal periods for a maximum lease term of twenty years.  I&M and SWEPCo intend to renew these leases for the full lease term of twenty years via the renewal options.  The future minimum lease obligations are $11 million and $13 million for I&M and SWEPCo, respectively, for the remaining railcars as of March 31, 2015.

Under the lease agreement, the lessor is guaranteed that the sale proceeds under a return-and-sale option will equal at least a lessee obligation amount specified in the lease, which declines from 83% of the projected fair value of the equipment under the current five year lease term to 77% at the end of the 20-year term.  I&M and SWEPCo have assumed the guarantee under the return-and-sale option.  The maximum potential losses related to the guarantee are $9 million and $10 million for I&M and SWEPCo, respectively, assuming the fair value of the equipment is zero at the end of the current five-year lease term.  However, management believes that the fair value would produce a sufficient sales price to avoid any loss.

ENVIRONMENTAL CONTINGENCIES

The Comprehensive Environmental Response Compensation and Liability Act (Superfund) and State Remediation – Affecting I&M

By-products from the generation of electricity include materials such as ash, slag, sludge, low-level radioactive waste and SNF.  Coal combustion by-products, which constitute the overwhelming percentage of these materials, are typically treated and deposited in captive disposal facilities or are beneficially utilized.  In addition, the generation plants and transmission and distribution facilities have used asbestos, polychlorinated biphenyls and other hazardous and nonhazardous materials.  The Registrant Subsidiaries currently incur costs to dispose of these substances safely.

In 2008, I&M received a letter from the Michigan Department of Environmental Quality (MDEQ) concerning conditions at a site under state law and requesting I&M take voluntary action necessary to prevent and/or mitigate public harm.  I&M started remediation work in accordance with a plan approved by MDEQ.  In 2014, I&M recorded an accrual for remediation at certain additional sites in Michigan. As a result of receiving approval of completed remediation work from the MDEQ in March 2015, I&M's accrual for all of these sites was reduced to approximately $9 million.  As the remediation work is completed, I&M’s cost may change as new information becomes available concerning either the level of contamination at the sites or changes in the scope of remediation.  Management cannot predict the amount of additional cost, if any.

NUCLEAR CONTINGENCIES – AFFECTING I&M

I&M owns and operates the two-unit 2,191 MW Cook Plant under licenses granted by the Nuclear Regulatory Commission.  I&M has a significant future financial commitment to dispose of SNF and to safely decommission and decontaminate the plant.  The licenses to operate the two nuclear units at the Cook Plant expire in 2034 and 2037.  The operation of a nuclear facility also involves special risks, potential liabilities and specific regulatory and safety requirements.  By agreement, I&M is partially liable, together with all other electric utility companies that own nuclear generation units, for a nuclear power plant incident at any nuclear plant in the U.S.  Should a nuclear incident occur at any nuclear power plant in the U.S., the resultant liability could be substantial.

OPERATIONAL CONTINGENCIES

Rockport Plant Litigation – Affecting I&M

In July 2013, the Wilmington Trust Company filed a complaint in U.S. District Court for the Southern District of New York against AEGCo and I&M alleging that it will be unlawfully burdened by the terms of the modified NSR consent decree after the Rockport Plant, Unit 2 lease expiration in December 2022.  The terms of the consent decree allow the installation of environmental emission control equipment, repowering or retirement of the unit.  The plaintiff further alleges that the defendants’ actions constitute breach of the lease and participation agreement.  The plaintiff seeks a judgment declaring that the defendants breached the lease, must satisfy obligations related to installation of emission control equipment and indemnify the plaintiff.  The New York court granted the motion to transfer this case to the U.S. District Court for the Southern District of Ohio.  In October 2013, a motion to dismiss the case was filed on behalf of AEGCo and I&M. In January 2015, the court issued an opinion and order granting the motion in part and denying the motion in part. The court dismissed certain of the plaintiffs’ claims. Several claims remain, including the claim for breach of the participation agreement and a claim alleging breach of an implied covenant of good faith and fair dealing.  Management will continue to defend against the remaining claims.  Management is unable to determine a range of potential losses that are reasonably possible of occurring.

Wage and Hours Lawsuit – Affecting PSO

In August 2013, PSO received an amended complaint filed in the U.S. District Court for the Northern District of Oklahoma by 36 current and former line and warehouse employees alleging that they have been denied overtime pay in violation of the Fair Labor Standards Act.  Plaintiffs claim that they are entitled to overtime pay for “on call” time. They allege that restrictions placed on them during on call hours are burdensome enough that they are entitled to compensation for these hours as hours worked.  Plaintiffs also filed a motion to conditionally certify this action as a class action, claiming there are an additional 70 individuals similarly situated to plaintiffs.  Plaintiffs seek damages in the amount of unpaid overtime over a three-year period and liquidated damages in the same amount.

In March 2014, the federal court granted plaintiffs’ motion to conditionally certify the action as a class action.  Notice was given to all potential class members and an additional 43 individuals opted in to the class, bringing the plaintiff class to 79 current and former employees. Management will continue to defend the case. Management is unable to determine a range of potential losses that are reasonably possible of occurring.

Gavin Landfill Litigation – Affecting OPCo
In August 2014, a complaint was filed in the Mason County, West Virginia Circuit Court against AEP, AEPSC, OPCo and an individual supervisor alleging wrongful death and personal injury/illness claims arising out of purported exposure to coal combustion by-product waste at the Gavin Plant landfill.  The lawsuit was filed on behalf of 77 plaintiffs, consisting of 39 current and former contractors of the landfill and 38 family members of those contractors.  Eleven of the family members are pursuing personal injury/illness claims and the remainder are pursuing loss of consortium claims.  The plaintiffs seek compensatory and punitive damages, as well as medical monitoring.  In September 2014, management filed a motion to dismiss the complaint, contending the case should be filed in Ohio.  That motion is pending.  Management will continue to defend against the claims.  Management is unable to determine a range of potential losses that are reasonably possible of occurring.

6.  BENEFIT PLANS

The Registrant Subsidiaries participate in an AEP sponsored qualified pension plan and two unfunded nonqualified pension plans.  Substantially all employees are covered by the qualified plan or both the qualified and a nonqualified pension plan.  The Registrant Subsidiaries also participate in OPEB plans sponsored by AEP to provide health and life insurance benefits for retired employees.

Components of Net Periodic Benefit Cost

The following tables provide the components of net periodic benefit cost (credit) by Registrant Subsidiary for the plans for the three months ended March 31, 2015 and 2014:

APCo

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
Service Cost	$2,175	$1,759	$286	$362
Interest Cost	6,679	7,406	2,584	3,197
Expected Return on Plan Assets	(8,745)	(8,482)	(4,529)	(4,633)
Amortization of Prior Service Cost (Credit)	45	50	(2,513)	(2,513)
Amortization of Net Actuarial Loss	3,473	4,148	900	1,146
Net Periodic Benefit Cost (Credit)	$3,627	$4,881	$(3,272)	$(2,441)

I&M

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
Service Cost	$3,217	$2,517	$406	$487
Interest Cost	6,115	6,573	1,592	1,909
Expected Return on Plan Assets	(8,116)	(7,748)	(3,304)	(3,364)
Amortization of Prior Service Cost (Credit)	45	49	(2,355)	(2,355)
Amortization of Net Actuarial Loss	3,145	3,646	506	592
Net Periodic Benefit Cost (Credit)	$4,406	$5,037	$(3,155)	$(2,731)

OPCo

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
Service Cost	$1,672	$1,285	$216	$256
Interest Cost	5,070	5,526	1,615	1,901
Expected Return on Plan Assets	(6,878)	(6,607)	(3,376)	(3,380)
Amortization of Prior Service Cost (Credit)	35	39	(1,731)	(1,731)
Amortization of Net Actuarial Loss	2,644	3,106	517	595
Net Periodic Benefit Cost (Credit)	$2,543	$3,349	$(2,759)	$(2,359)

PSO

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
Service Cost	$1,599	$1,302	$170	$210
Interest Cost	2,731	3,014	759	893
Expected Return on Plan Assets	(3,786)	(3,651)	(1,577)	(1,575)
Amortization of Prior Service Cost (Credit)	63	74	(1,073)	(1,072)
Amortization of Net Actuarial Loss	1,417	1,688	242	277
Net Periodic Benefit Cost (Credit)	$2,024	$2,427	$(1,479)	$(1,267)

SWEPCo

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
Service Cost	$2,081	$1,655	$211	$253
Interest Cost	2,932	3,163	837	998
Expected Return on Plan Assets	(4,008)	(3,857)	(1,735)	(1,754)
Amortization of Prior Service Cost (Credit)	77	87	(1,289)	(1,289)
Amortization of Net Actuarial Loss	1,507	1,761	266	309
Net Periodic Benefit Cost (Credit)	$2,589	$2,809	$(1,710)	$(1,483)

7.  BUSINESS SEGMENTS

The Registrant Subsidiaries each have one reportable segment, an integrated electricity generation, transmission and distribution business, except OPCo, an electricity transmission and distribution business that started in 2014.  The Registrant Subsidiaries’ other activities are insignificant.  The Registrant Subsidiaries’ operations are managed on an integrated basis because of the substantial impact of cost-based rates and regulatory oversight on the business process, cost structures and operating results.

8.  DERIVATIVES AND HEDGING

OBJECTIVES FOR UTILIZATION OF DERIVATIVE INSTRUMENTS

The Registrant Subsidiaries are exposed to certain market risks as major power producers and marketers of wholesale electricity, natural gas, coal and emission allowances.  These risks include commodity price risk, interest rate risk, credit risk and, to a lesser extent, foreign currency exchange risk.  These risks represent the risk of loss that may impact the Registrant Subsidiaries due to changes in the underlying market prices or rates.  AEPSC, on behalf of the Registrant Subsidiaries, manages these risks using derivative instruments.

STRATEGIES FOR UTILIZATION OF DERIVATIVE INSTRUMENTS TO ACHIEVE OBJECTIVES

Risk Management Strategies

The strategy surrounding the use of derivative instruments primarily focuses on managing risk exposures, future cash flows and creating value utilizing both economic and formal hedging strategies. The risk management strategies also include the use of derivative instruments for trading purposes, focusing on seizing market opportunities to create value driven by expected changes in the market prices of the commodities in which AEPSC transacts on behalf of the Registrant Subsidiaries. To accomplish these objectives, AEPSC, on behalf of the Registrant Subsidiaries, primarily employs risk management contracts including physical and financial forward purchase-and-sale contracts and, to a lesser extent, OTC swaps and options. Not all risk management contracts meet the definition of a derivative under the accounting guidance for “Derivatives and Hedging.” Derivative risk management contracts elected normal under the normal purchases and normal sales scope exception are not subject to the requirements of this accounting guidance.

AEPSC, on behalf of the Registrant Subsidiaries, enters into power, coal, natural gas, interest rate and, to a lesser extent, heating oil, gasoline and other commodity contracts to manage the risk associated with the energy business. AEPSC, on behalf of the Registrant Subsidiaries, enters into interest rate derivative contracts in order to manage the interest rate exposure associated with the Registrant Subsidiaries’ commodity portfolio. For disclosure purposes, such risks are grouped as “Commodity,” as these risks are related to energy risk management activities. AEPSC, on behalf of the Registrant Subsidiaries, also engages in risk management of interest rate risk associated with debt financing and foreign currency risk associated with future purchase obligations denominated in foreign currencies. For disclosure purposes, these risks are grouped as “Interest Rate and Foreign Currency.” The amount of risk taken is determined by the Commercial Operations and Finance groups in accordance with established risk management policies as approved by the Finance Committee of AEP’s Board of Directors.

The following tables represent the gross notional volume of the Registrant Subsidiaries’ outstanding derivative contracts as of March 31, 2015 and December 31, 2014:

Notional Volume of Derivative Instruments
March 31, 2015

Primary Risk Exposure	Unit of Measure	APCo	I&M	OPCo	PSO	SWEPCo
		(in thousands)
Commodity:
Power	MWhs	18,442	12,984	11,459	7,283	9,187
Coal	Tons	209	375	—	—	1,125
Natural Gas	MMBtus	366	248	—	—	—
Heating Oil and Gasoline	Gallons	792	379	806	446	508
Interest Rate	USD	$4,353	$2,952	$—	$—	$—
Notional Volume of Derivative Instruments
December 31, 2014

Primary Risk Exposure	Unit of Measure	APCo	I&M	OPCo	PSO	SWEPCo
		(in thousands)
Commodity:
Power	MWhs	32,479	23,774	20,334	16,765	20,469
Coal	Tons	279	500	—	—	1,500
Natural Gas	MMBtus	421	286	—	—	—
Heating Oil and Gasoline	Gallons	1,089	521	1,108	614	699
Interest Rate	USD	$5,094	$3,455	$—	$—	$—

Cash Flow Hedging Strategies

AEPSC, on behalf of the Registrant Subsidiaries, enters into and designates as cash flow hedges certain derivative transactions for the purchase and sale of power (“Commodity”) in order to manage the variable price risk related to forecasted purchases and sales. Management monitors the potential impacts of commodity price changes and, where appropriate, enters into derivative transactions to protect profit margins for a portion of future electricity sales and purchases. The Registrant Subsidiaries do not hedge all commodity price risk.

The Registrant Subsidiaries’ vehicle fleet is exposed to gasoline and diesel fuel price volatility. AEPSC, on behalf of the Registrant Subsidiaries, enters into financial heating oil and gasoline derivative contracts in order to mitigate price risk of future fuel purchases. Cash flow hedge accounting for these derivative contracts was discontinued effective March 31, 2014. In March 2014, these contracts were grouped as "Commodity" with other risk management activities. The Registrant Subsidiaries do not hedge all fuel price risk.

AEPSC, on behalf of the Registrant Subsidiaries, enters into a variety of interest rate derivative transactions in order to manage interest rate risk exposure. AEPSC, on behalf of the Registrant Subsidiaries, enters into interest rate derivative contracts to manage interest rate exposure related to future borrowings of fixed-rate debt. The Registrant Subsidiaries do not hedge all interest rate exposure.

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND THE IMPACT ON THE FINANCIAL STATEMENTS

The accounting guidance for “Derivatives and Hedging” requires recognition of all qualifying derivative instruments as either assets or liabilities on the condensed balance sheet at fair value. The fair values of derivative instruments accounted for using MTM accounting or hedge accounting are based on exchange prices and broker quotes. If a quoted market price is not available, the estimate of fair value is based on the best information available including valuation models that estimate future energy prices based on existing market and broker quotes, supply and demand market data and assumptions. In order to determine the relevant fair values of the derivative instruments, the Registrant Subsidiaries also apply valuation adjustments for discounting, liquidity and credit quality.

Credit risk is the risk that a counterparty will fail to perform on the contract or fail to pay amounts due. Liquidity risk represents the risk that imperfections in the market will cause the price to vary from estimated fair value based upon prevailing market supply and demand conditions. Since energy markets are imperfect and volatile, there are inherent risks related to the underlying assumptions in models used to fair value risk management contracts. Unforeseen events may cause reasonable price curves to differ from actual price curves throughout a contract's term and at the time a contract settles. Consequently, there could be significant adverse or favorable effects on future net income and cash flows if market prices are not consistent with management’s estimates of current market consensus for forward prices in the current period. This is particularly true for longer term contracts. Cash flows may vary based on market conditions, margin requirements and the timing of settlement of risk management contracts.

According to the accounting guidance for “Derivatives and Hedging,” the Registrant Subsidiaries reflect the fair values of derivative instruments subject to netting agreements with the same counterparty net of related cash collateral. For certain risk management contracts, the Registrant Subsidiaries are required to post or receive cash collateral based on third party contractual agreements and risk profiles. For the March 31, 2015 and December 31, 2014 condensed balance sheets, the Registrant Subsidiaries netted cash collateral received from third parties against short-term and long-term risk management assets and cash collateral paid to third parties against short-term and long-term risk management liabilities as follows:

	March 31, 2015		December 31, 2014
Company	Cash Collateral Received Netted Against Risk Management Assets	Cash Collateral Paid Netted Against Risk Management Liabilities	Cash Collateral Received Netted Against Risk Management Assets	Cash Collateral Paid Netted Against Risk Management Liabilities
	(in thousands)
APCo	$153	$830	$68	$98
I&M	89	404	163	47
OPCo	—	804	—	102
PSO	6	435	—	54
SWEPCo	8	499	—	62

The following tables represent the gross fair value of the Registrant Subsidiaries’ derivative activity on the condensed balance sheets as of March 31, 2015 and December 31, 2014:

APCo

Fair Value of Derivative Instruments
March 31, 2015

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in thousands)
Current Risk Management Assets	$19,733	$—	$—	$19,733	$(7,349)	$12,384
Long-term Risk Management Assets	4,747	—	—	4,747	(590)	4,157
Total Assets	24,480	—	—	24,480	(7,939)	16,541

Current Risk Management Liabilities	16,627	—	—	16,627	(7,966)	8,661
Long-term Risk Management Liabilities	2,683	—	—	2,683	(650)	2,033
Total Liabilities	19,310	—	—	19,310	(8,616)	10,694

Total MTM Derivative Contract Net Assets (Liabilities)	$5,170	$—	$—	$5,170	$677	$5,847

APCo

Fair Value of Derivative Instruments
December 31, 2014

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in thousands)
Current Risk Management Assets	$32,903	$—	$—	$32,903	$(9,111)	$23,792
Long-term Risk Management Assets	5,159	—	—	5,159	(268)	4,891
Total Assets	38,062	—	—	38,062	(9,379)	28,683

Current Risk Management Liabilities	20,161	—	—	20,161	(9,144)	11,017
Long-term Risk Management Liabilities	2,322	—	—	2,322	(265)	2,057
Total Liabilities	22,483	—	—	22,483	(9,409)	13,074

Total MTM Derivative Contract Net Assets (Liabilities)	$15,579	$—	$—	$15,579	$30	$15,609

(a)
Derivative instruments within these categories are reported gross.  These instruments are subject to master netting agreements and are presented on the condensed balance sheets on a net basis in accordance with the accounting guidance for "Derivatives and Hedging."

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for "Derivatives and Hedging."

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

I&M

Fair Value of Derivative Instruments
March 31, 2015

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in thousands)
Current Risk Management Assets	$14,701	$—	$—	$14,701	$(4,747)	$9,954
Long-term Risk Management Assets	3,210	—	—	3,210	(390)	2,820
Total Assets	17,911	—	—	17,911	(5,137)	12,774

Current Risk Management Liabilities	9,835	—	—	9,835	(5,027)	4,808
Long-term Risk Management Liabilities	1,803	—	—	1,803	(425)	1,378
Total Liabilities	11,638	—	—	11,638	(5,452)	6,186

Total MTM Derivative Contract Net Assets (Liabilities)	$6,273	$—	$—	$6,273	$315	$6,588

I&M

Fair Value of Derivative Instruments
December 31, 2014

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in thousands)
Current Risk Management Assets	$28,545	$—	$—	$28,545	$(6,217)	$22,328
Long-term Risk Management Assets	3,499	—	—	3,499	(182)	3,317
Total Assets	32,044	—	—	32,044	(6,399)	25,645

Current Risk Management Liabilities	11,326	—	—	11,326	(6,103)	5,223
Long-term Risk Management Liabilities	1,575	—	—	1,575	(180)	1,395
Total Liabilities	12,901	—	—	12,901	(6,283)	6,618

Total MTM Derivative Contract Net Assets (Liabilities)	$19,143	$—	$—	$19,143	$(116)	$19,027

(a)
Derivative instruments within these categories are reported gross.  These instruments are subject to master netting agreements and are presented on the condensed balance sheets on a net basis in accordance with the accounting guidance for "Derivatives and Hedging."

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for "Derivatives and Hedging."

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

OPCo

Fair Value of Derivative Instruments
March 31, 2015

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in thousands)
Current Risk Management Assets	$1,303	$—	$—	$1,303	$(31)	$1,272
Long-term Risk Management Assets	50,422	—	—	50,422	—	50,422
Total Assets	51,725	—	—	51,725	(31)	51,694

Current Risk Management Liabilities	2,326	—	—	2,326	(835)	1,491
Long-term Risk Management Liabilities	4,292	—	—	4,292	—	4,292
Total Liabilities	6,618	—	—	6,618	(835)	5,783

Total MTM Derivative Contract Net Assets (Liabilities)	$45,107	$—	$—	$45,107	$804	$45,911

OPCo

Fair Value of Derivative Instruments
December 31, 2014

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in thousands)
Current Risk Management Assets	$7,242	$—	$—	$7,242	$—	$7,242
Long-term Risk Management Assets	45,102	—	—	45,102	—	45,102
Total Assets	52,344	—	—	52,344	—	52,344

Current Risk Management Liabilities	2,045	—	—	2,045	(102)	1,943
Long-term Risk Management Liabilities	3,013	—	—	3,013	—	3,013
Total Liabilities	5,058	—	—	5,058	(102)	4,956

Total MTM Derivative Contract Net Assets (Liabilities)	$47,286	$—	$—	$47,286	$102	$47,388

(a)
Derivative instruments within these categories are reported gross.  These instruments are subject to master netting agreements and are presented on the condensed balance sheets on a net basis in accordance with the accounting guidance for "Derivatives and Hedging."

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for "Derivatives and Hedging."

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

PSO

Fair Value of Derivative Instruments
March 31, 2015

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in thousands)
Current Risk Management Assets	$150	$—	$—	$150	$(141)	$9
Long-term Risk Management Assets	—	—	—	—	—	—
Total Assets	150	—	—	150	(141)	9

Current Risk Management Liabilities	1,272	—	—	1,272	(570)	702
Long-term Risk Management Liabilities	—	—	—	—	—	—
Total Liabilities	1,272	—	—	1,272	(570)	702

Total MTM Derivative Contract Net Assets (Liabilities)	$(1,122)	$—	$—	$(1,122)	$429	$(693)

PSO

Fair Value of Derivative Instruments
December 31, 2014

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in thousands)
Current Risk Management Assets	$360	$—	$—	$360	$(360)	$—
Long-term Risk Management Assets	—	—	—	—	—	—
Total Assets	360	—	—	360	(360)	—

Current Risk Management Liabilities	1,332	—	—	1,332	(414)	918
Long-term Risk Management Liabilities	—	—	—	—	—	—
Total Liabilities	1,332	—	—	1,332	(414)	918

Total MTM Derivative Contract Net Assets (Liabilities)	$(972)	$—	$—	$(972)	$54	$(918)

(a)
Derivative instruments within these categories are reported gross.  These instruments are subject to master netting agreements and are presented on the condensed balance sheets on a net basis in accordance with the accounting guidance for "Derivatives and Hedging."

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for "Derivatives and Hedging."

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

SWEPCo

Fair Value of Derivative Instruments
March 31, 2015

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in thousands)
Current Risk Management Assets	$185	$—	$—	$185	$(174)	$11
Long-term Risk Management Assets	—	—	—	—	—	—
Total Assets	185	—	—	185	(174)	11

Current Risk Management Liabilities	4,862	—	—	4,862	(665)	4,197
Long-term Risk Management Liabilities	—	—	—	—	—	—
Total Liabilities	4,862	—	—	4,862	(665)	4,197

Total MTM Derivative Contract Net Assets (Liabilities)	$(4,677)	$—	$—	$(4,677)	$491	$(4,186)

SWEPCo

Fair Value of Derivative Instruments
December 31, 2014

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in thousands)
Current Risk Management Assets	$471	$—	$—	$471	$(440)	$31
Long-term Risk Management Assets	—	—	—	—	—	—
Total Assets	471	—	—	471	(440)	31

Current Risk Management Liabilities	1,584	—	—	1,584	(502)	1,082
Long-term Risk Management Liabilities	—	—	—	—	—	—
Total Liabilities	1,584	—	—	1,584	(502)	1,082

Total MTM Derivative Contract Net Assets (Liabilities)	$(1,113)	$—	$—	$(1,113)	$62	$(1,051)

(a)
Derivative instruments within these categories are reported gross.  These instruments are subject to master netting agreements and are presented on the condensed balance sheets on a net basis in accordance with the accounting guidance for "Derivatives and Hedging."

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for "Derivatives and Hedging."

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

The tables below present the Registrant Subsidiaries’ activity of derivative risk management contracts for the three months ended March 31, 2015 and 2014:

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three Months Ended March 31, 2015

Location of Gain (Loss)	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Electric Generation, Transmission and Distribution Revenues	$644	$2,239	$—	$(11)	$(17)
Other Operation Expense	(118)	(100)	(150)	(122)	(147)
Maintenance Expense	(205)	(80)	(143)	(81)	(93)
Purchased Electricity for Resale	729	294	—	—	—
Regulatory Assets (a)	717	(560)	—	(816)	(3,533)
Regulatory Liabilities (a)	1,666	(2,991)	4,673	—	3,959
Total Gain (Loss) on Risk Management Contracts	$3,433	$(1,198)	$4,380	$(1,030)	$169

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three Months Ended March 31, 2014

Location of Gain (Loss)	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Electric Generation, Transmission and Distribution Revenues	$4,847	$6,156	$—	$64	$23
Sales to AEP Affiliates	—	(221)	—	221	—
Regulatory Assets (a)	4	—	—	2	3
Regulatory Liabilities (a)	32,332	18,317	35,099	480	1,330
Total Gain on Risk Management Contracts	$37,183	$24,252	$35,099	$767	$1,356

(a)	Represents realized and unrealized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the condensed balance sheets.
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

For contracts that have not been designated as part of a hedging relationship, the accounting for changes in fair value depends on whether the derivative instrument is held for trading purposes. Unrealized and realized gains and losses on derivative instruments held for trading purposes are included in revenues on a net basis on the condensed statements of income. Unrealized and realized gains and losses on derivative instruments not held for trading purposes are included in revenues or expenses on the condensed statements of income depending on the relevant facts and circumstances. Certain derivatives that economically hedge future commodity risk are recorded in the same expense line item on the condensed statements of income as that of the associated risk. However, unrealized and some realized gains and losses in regulated jurisdictions for both trading and non-trading derivative instruments are recorded as regulatory assets (for losses) or regulatory liabilities (for gains) in accordance with the accounting guidance for “Regulated Operations.”

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

Realized gains and losses on derivative contracts for the purchase and sale of power designated as cash flow hedges are included in Revenues or Purchased Electricity for Resale on the condensed statements of income or in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets, depending on the specific nature of the risk being hedged. During the three months ended March 31, 2015, Registrant Subsidiaries did not designate power derivatives as cash flow hedges. During the three months ended March 31, 2014, APCo and I&M designated power derivatives as cash flow hedges.

The Registrant Subsidiaries reclassify gains and losses on heating oil and gasoline derivative contracts designated as cash flow hedges from Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets into Other Operation expense, Maintenance expense or Depreciation and Amortization expense, as it relates to capital projects, on the condensed statements of income. The impact of cash flow hedge accounting for these derivative contracts was immaterial and was discontinued effective March 31, 2014.

The Registrant Subsidiaries reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets into Interest Expense on the condensed statements of income in those periods in which hedged interest payments occur. During the three months ended March 31, 2015, the Registrant Subsidiaries did not designate interest rate derivatives as cash flow hedges. During the three months ended March 31, 2014, I&M designated interest rate derivatives as cash flow hedges.

The accumulated gains or losses related to foreign currency hedges are reclassified from Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets into Depreciation and Amortization expense on the condensed statements of income over the depreciable lives of the fixed assets designated as the hedged items in qualifying foreign currency hedging relationships. During the three months ended March 31, 2015 and 2014, the Registrant Subsidiaries did not designate any foreign currency derivatives as cash flow hedges.

During the three months ended March 31, 2015 and 2014, hedge ineffectiveness was immaterial or nonexistent for all of the hedge strategies disclosed above.

For details on designated, effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets and the reasons for changes in cash flow hedges for the three months ended March 31, 2015 and 2014, see Note 3.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets as of March 31, 2015 and December 31, 2014 were:

Impact of Cash Flow Hedges on the Registrant Subsidiaries’
Condensed Balance Sheets
March 31, 2015

	Hedging Assets (a)		Hedging Liabilities (a)		AOCI Gain (Loss) Net of Tax
Company	Commodity	Interest Rate and Foreign Currency	Commodity	Interest Rate and Foreign Currency	Commodity	Interest Rate and Foreign Currency
	(in thousands)
APCo	$—	$—	$—	$—	$—	$4,025
I&M	—	—	—	—	—	(14,139)
OPCo	—	—	—	—	—	5,259
PSO	—	—	—	—	—	4,753
SWEPCo	—	—	—	—	—	(10,469)

	Expected to be Reclassified to Net Income During the Next Twelve Months
Company	Commodity	Interest Rate and Foreign Currency	Maximum Term for Exposure to Variability of Future Cash Flows
	(in thousands)		(in months)
APCo	$—	$587	0
I&M	—	(1,152)	0
OPCo	—	1,372	0
PSO	—	759	0
SWEPCo	—	(1,863)	0

Impact of Cash Flow Hedges on the Registrant Subsidiaries’
Condensed Balance Sheets
December 31, 2014

	Hedging Assets (a)		Hedging Liabilities (a)		AOCI Gain (Loss) Net of Tax
Company	Commodity	Interest Rate and Foreign Currency	Commodity	Interest Rate and Foreign Currency	Commodity	Interest Rate and Foreign Currency
	(in thousands)
APCo	$—	$—	$—	$—	$—	$3,896
I&M	—	—	—	—	—	(14,406)
OPCo	—	—	—	—	—	5,602
PSO	—	—	—	—	—	4,943
SWEPCo	—	—	—	—	—	(11,036)

	Expected to be Reclassified to Net Income During the Next Twelve Months
Company	Commodity	Interest Rate and Foreign Currency
	(in thousands)
APCo	$—	$275
I&M	—	(1,090)
OPCo	—	1,372
PSO	—	759
SWEPCo	—	(1,998)

(a)	Hedging Assets and Hedging Liabilities are included in Risk Management Assets and Liabilities on the condensed balance sheets.

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

When AEPSC, on behalf of the Registrant Subsidiaries, uses standardized master agreements, these agreements may include collateral requirements. These master agreements facilitate the netting of cash flows associated with a single counterparty. Cash, letters of credit and parental/affiliate guarantees may be obtained as security from counterparties in order to mitigate credit risk. The collateral agreements require a counterparty to post cash or letters of credit in the event an exposure exceeds the established threshold. The threshold represents an unsecured credit limit which may be supported by a parental/affiliate guaranty, as determined in accordance with AEP’s credit policy. In addition, collateral agreements allow for termination and liquidation of all positions in the event of a failure or inability to post collateral.

Collateral Triggering Events

Under the tariffs of the RTOs and Independent System Operators (ISOs) and a limited number of derivative and non-derivative contracts primarily related to competitive retail auction loads, the Registrant Subsidiaries are obligated to post an additional amount of collateral if certain credit ratings decline below investment grade.  The amount of collateral required fluctuates based on market prices and total exposure.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering items in contracts.  The Registrant Subsidiaries have not experienced a downgrade below investment grade.  The following tables represent the Registrant Subsidiaries exposure if credit ratings were to decline below a specified rating threshold as of March 31, 2015 and December 31, 2014:

	March 31, 2015
Company	Fair Value of Contracts with Credit Downgrade Triggers	Amount of Collateral the Registrant Subsidiaries Would Have Been Required to Post for Derivative Contracts as well as Non- Derivative Contracts Subject to the Same Master Netting Arrangement	Amount of Collateral the Registrant Subsidiaries Would Have Been Required to Post Attributable to RTOs and ISOs	Amount of Collateral Attributable to Other Contracts
	(in thousands)
APCo	$—	$—	$4,547	$83
I&M	—	—	3,084	53
OPCo	—	—	—	—
PSO	—	—	—	4,108
SWEPCo	—	—	—	162

	December 31, 2014
Company	Fair Value of Contracts with Credit Downgrade Triggers	Amount of Collateral the Registrant Subsidiaries Would Have Been Required to Post for Derivative Contracts as well as Non- Derivative Contracts Subject to the Same Master Netting Arrangement	Amount of Collateral the Registrant Subsidiaries Would Have Been Required to Post Attributable to RTOs and ISOs	Amount of Collateral Attributable to Other Contracts
	(in thousands)
APCo	$—	$—	$6,339	$74
I&M	—	—	4,299	47
OPCo	—	—	—	—
PSO	—	—	693	4,111
SWEPCo	—	—	877	166

In addition, a majority of the Registrant Subsidiaries’ non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third party obligation in excess of $50 million.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-default provisions in the contracts. The following tables represent: (a) the fair value of these derivative liabilities subject to cross-default provisions prior to consideration of contractual netting arrangements, (b) the amount this exposure has been reduced by cash collateral posted by the Registrant Subsidiaries and (c) if a cross-default provision would have been triggered, the settlement amount that would be required after considering the Registrant Subsidiaries’ contractual netting arrangements as of March 31, 2015 and December 31, 2014:

	March 31, 2015
Company	Liabilities for Contracts with Cross Default Provisions Prior to Contractual Netting Arrangements	Amount of Cash Collateral Posted	Additional Settlement Liability if Cross Default Provision is Triggered
	(in thousands)
APCo	$8,051	$—	$7,921
I&M	5,461	—	5,373
OPCo	—	—	—
PSO	—	—	—
SWEPCo	—	—	—

	December 31, 2014
Company	Liabilities for Contracts with Cross Default Provisions Prior to Contractual Netting Arrangements	Amount of Cash Collateral Posted	Additional Settlement Liability if Cross Default Provision is Triggered
	(in thousands)
APCo	$9,043	$—	$9,012
I&M	6,134	—	6,113
OPCo	—	—	—
PSO	—	—	—
SWEPCo	—	—	—

9.  FAIR VALUE MEASUREMENTS

Fair Value Hierarchy and Valuation Techniques

The accounting guidance for “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  When quoted market prices are not available, pricing may be completed using comparable securities, dealer values, operating data and general market conditions to determine fair value.  Valuation models utilize various inputs such as commodity, interest rate and, to a lesser degree, volatility and credit that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, market corroborated inputs (i.e. inputs derived principally from, or correlated to, observable market data) and other observable inputs for the asset or liability.  The amount of risk taken is determined by the Commercial Operations and Finance groups in accordance with established risk management policies as approved by the Finance Committee of AEP’s Board of Directors. The AEP System’s market risk oversight staff independently monitors risk policies, procedures and risk levels and provides members of the Commercial Operations Risk Committee (Regulated Risk Committee) various daily and quarterly reports regarding compliance with policies, limits and procedures. The Regulated Risk Committee consists of AEPSC’s Chief Operating Officer, Chief Financial Officer, Executive Vice President of Generation, Senior Vice President of Commercial Operations and Chief Risk Officer.

For commercial activities, exchange traded derivatives, namely futures contracts, are generally fair valued based on unadjusted quoted prices in active markets and are classified as Level 1.  Level 2 inputs primarily consist of OTC broker quotes in moderately active or less active markets, as well as exchange traded contracts where there is insufficient market liquidity to warrant inclusion in Level 1.  Management verifies price curves using these broker quotes and classifies these fair values within Level 2 when substantially all of the fair value can be corroborated.  Management typically obtains multiple broker quotes, which are nonbinding in nature, but are based on recent trades in the marketplace.  When multiple broker quotes are obtained, the quoted bid and ask prices are averaged.  In certain circumstances, a broker quote may be discarded if it is a clear outlier.  Management uses a historical correlation analysis between the broker quoted location and the illiquid locations.  If the points are highly correlated, these locations are included within Level 2 as well.  Certain OTC and bilaterally executed derivative instruments are executed in less active markets with a lower availability of pricing information.  Illiquid transactions, complex structured transactions, FTRs and counterparty credit risk may require nonmarket based inputs.  Some of these inputs may be internally developed or extrapolated and utilized to estimate fair value.  When such inputs have a significant impact on the measurement of fair value, the instrument is categorized as Level 3.  The main driver of the contracts being classified as Level 3 is the inability to substantiate energy price curves in the market.  A significant portion of the Level 3 instruments have been economically hedged which greatly limits potential earnings volatility.

AEP utilizes its trustee’s external pricing service in its estimate of the fair value of the underlying investments held in the nuclear trusts.  AEP’s investment managers review and validate the prices utilized by the trustee to determine fair value.  AEP’s management performs its own valuation testing to verify the fair values of the securities.  AEP receives audit reports of the trustee’s operating controls and valuation processes.  The trustee uses multiple pricing vendors for the assets held in the trusts.

Assets in the nuclear trusts, Restricted Cash for Securitized Funding and Cash and Cash Equivalents are classified using the following methods.  Equities are classified as Level 1 holdings if they are actively traded on exchanges.  Items classified as Level 1 are investments in money market funds, fixed income and equity mutual funds and domestic equity securities.  They are valued based on observable inputs primarily unadjusted quoted prices in active markets for identical assets.  Items classified as Level 2 are primarily investments in individual fixed income securities and cash equivalents funds.  Fixed income securities do not trade on an exchange and do not have an official closing price but their valuation inputs are based on observable market data.  Pricing vendors calculate bond valuations using financial models and matrices.  The models use observable inputs including yields on benchmark securities, quotes by securities brokers, rating agency actions, discounts or premiums on securities compared to par prices, changes in yields for U.S. Treasury securities, corporate actions by bond issuers, prepayment schedules and histories, economic events and, for certain securities, adjustments to yields to reflect changes in the rate of inflation.  Other securities with model-derived valuation inputs that are observable are also classified as Level 2 investments.  Investments with unobservable valuation inputs are classified as Level 3 investments.

Fair Value Measurements of Long-term Debt

The fair values of Long-term Debt are based on quoted market prices, without credit enhancements, for the same or similar issues and the current interest rates offered for instruments with similar maturities classified as Level 2 measurement inputs.  These instruments are not marked-to-market.  The estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.

The book values and fair values of Long-term Debt for the Registrant Subsidiaries as of March 31, 2015 and December 31, 2014 are summarized in the following table:

	March 31, 2015		December 31, 2014
Company	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
APCo	$3,969,405	$4,815,530	$3,980,274	$4,711,210
I&M	2,001,609	2,260,547	2,027,397	2,255,124
OPCo	2,275,041	2,735,382	2,297,123	2,709,452
PSO	1,291,015	1,501,358	1,041,036	1,216,205
SWEPCo	2,535,361	2,827,604	2,140,437	2,402,639

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

I&M records securities held in trust funds for decommissioning nuclear facilities and for the disposal of SNF at fair value.  I&M classifies securities in the trust funds as available-for-sale due to their long-term purpose.  Other-than-temporary impairments for investments in both fixed income and equity securities are considered realized losses as a result of securities being managed by an external investment management firm.  The external investment management firm makes specific investment decisions regarding the equity and fixed income investments held in these trusts and generally intends to sell fixed income securities in an unrealized loss position as part of a tax optimization strategy.  Impairments reduce the cost basis of the securities which will affect any future unrealized gain or realized gain or loss due to the adjusted cost of investment.  I&M records unrealized gains and other-than-temporary impairments from securities in these trust funds as adjustments to the regulatory liability account for the nuclear decommissioning trust funds and to regulatory assets or liabilities for the SNF disposal trust funds in accordance with their treatment in rates.  Consequently, changes in fair value of trust assets do not affect earnings or AOCI.  The trust assets are recorded by jurisdiction and may not be used for another jurisdiction’s liabilities.  Regulatory approval is required to withdraw decommissioning funds.

The following is a summary of nuclear trust fund investments as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Estimated Fair Value	Gross Unrealized Gains	Other-Than-Temporary Impairments	Estimated Fair Value	Gross Unrealized Gains	Other-Than-Temporary Impairments
	(in thousands)
Cash and Cash Equivalents	$30,731	$—	$—	$19,966	$—	$—
Fixed Income Securities:
United States Government	695,576	51,093	(2,616)	697,042	44,615	(5,016)
Corporate Debt	59,764	5,208	(908)	47,792	4,523	(1,018)
State and Local Government	200,707	982	(736)	208,553	1,206	(319)
Subtotal Fixed Income Securities	956,047	57,283	(4,260)	953,387	50,344	(6,353)
Equity Securities - Domestic	1,135,609	601,023	(78,643)	1,122,379	598,788	(79,142)
Spent Nuclear Fuel and Decommissioning Trusts	$2,122,387	$658,306	$(82,903)	$2,095,732	$649,132	$(85,495)

The following table provides the securities activity within the decommissioning and SNF trusts for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Proceeds from Investment Sales	$228,164	$147,700
Purchases of Investments	245,841	164,511
Gross Realized Gains on Investment Sales	11,153	8,141
Gross Realized Losses on Investment Sales	3,771	874

The adjusted cost of fixed income securities was $899 million and $903 million as of March 31, 2015 and December 31, 2014, respectively.  The adjusted cost of equity securities was $534 million and $524 million as of March 31, 2015 and December 31, 2014, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of March 31, 2015 was as follows:

Fair Value of Fixed Income Securities
(in thousands)
Within 1 year	$148,126
1 year – 5 years	406,568
5 years – 10 years	173,946
After 10 years	227,407
Total	$956,047

Fair Value Measurements of Financial Assets and Liabilities

The following tables set forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.  As required by the accounting guidance for “Fair Value Measurements and Disclosures,” financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  There have not been any significant changes in management’s valuation techniques.

APCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2015

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Restricted Cash for Securitized Funding (a)	$7,884	$—	$—	$33	$7,917

Risk Management Assets
Risk Management Commodity Contracts (b) (c)	226	16,014	7,864	(7,563)	16,541

Total Assets:	$8,110	$16,014	$7,864	$(7,530)	$24,458

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (b) (c)	$244	$16,813	$1,877	$(8,240)	$10,694

APCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2014

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Restricted Cash for Securitized Funding (a)	$15,599	$—	$—	$33	$15,632

Risk Management Assets
Risk Management Commodity Contracts (b) (c)	206	20,197	17,654	(9,374)	28,683

Total Assets:	$15,805	$20,197	$17,654	$(9,341)	$44,315

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (b) (c)	$227	$20,339	$1,912	$(9,404)	$13,074

I&M

Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2015

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (b) (c)	$153	$10,671	$6,832	$(4,882)	$12,774

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (d)	22,727	—	—	8,004	30,731
Fixed Income Securities:
United States Government	—	695,576	—	—	695,576
Corporate Debt	—	59,764	—	—	59,764
State and Local Government	—	200,707	—	—	200,707
Subtotal Fixed Income Securities	—	956,047	—	—	956,047
Equity Securities - Domestic (e)	1,135,609	—	—	—	1,135,609
Total Spent Nuclear Fuel and Decommissioning Trusts	1,158,336	956,047	—	8,004	2,122,387

Total Assets	$1,158,489	$966,718	$6,832	$3,122	$2,135,161

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (b) (c)	$166	$9,958	$1,259	$(5,197)	$6,186

I&M

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2014

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (b) (c)	$140	$15,893	$16,008	$(6,396)	$25,645

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (d)	9,418	—	—	10,548	19,966
Fixed Income Securities:
United States Government	—	697,042	—	—	697,042
Corporate Debt	—	47,792	—	—	47,792
State and Local Government	—	208,553	—	—	208,553
Subtotal Fixed Income Securities	—	953,387	—	—	953,387
Equity Securities - Domestic (e)	1,122,379	—	—	—	1,122,379
Total Spent Nuclear Fuel and Decommissioning Trusts	1,131,797	953,387	—	10,548	2,095,732

Total Assets	$1,131,937	$969,280	$16,008	$4,152	$2,121,377

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (b) (c)	$154	$11,440	$1,304	$(6,280)	$6,618

OPCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2015

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Restricted Cash for Securitized Funding (a)	$17,125	$—	$—	$9	$17,134

Risk Management Assets
Risk Management Commodity Contracts (b) (c)	—	—	50,536	1,158	51,694

Total Assets	$17,125	$—	$50,536	$1,167	$68,828

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (b) (c)	$—	$835	$4,594	$354	$5,783
OPCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2014

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Restricted Cash for Securitized Funding (a)	$408	$—	$—	$28,288	$28,696

Risk Management Assets
Risk Management Commodity Contracts (b) (c)	—	—	52,343	1	52,344

Total Assets	$408	$—	$52,343	$28,289	$81,040

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (b) (c)	$—	$1,116	$3,941	$(101)	$4,956

PSO

Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2015

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (b) (c)	$—	$18	$130	$(139)	$9

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (b) (c)	$—	$455	$815	$(568)	$702

PSO

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2014

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (b) (c)	$—	$—	$360	$(360)	$—

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (b) (c)	$—	$595	$737	$(414)	$918

SWEPCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2015

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Cash and Cash Equivalents (a)	$6,199	$—	$—	$1,776	$7,975

Risk Management Assets
Risk Management Commodity Contracts (b) (c)	—	23	161	(173)	11

Total Assets	$6,199	$23	$161	$1,603	$7,986

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (b) (c)	$—	$3,478	$1,383	$(664)	$4,197

SWEPCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2014

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Cash and Cash Equivalents (a)	$12,660	$—	$—	$1,696	$14,356

Risk Management Assets
Risk Management Commodity Contracts (b) (c)	—	31	439	(439)	31

Total Assets	$12,660	$31	$439	$1,257	$14,387

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (b) (c)	$—	$684	$899	$(501)	$1,082

(a)	Amounts in "Other" column primarily represent cash deposits in bank accounts with financial institutions or with third parties. Level 1 amounts primarily represent investment in money market funds.

(b)	Amounts in “Other” column primarily represent counterparty netting of risk management and hedging contracts and associated cash collateral under the accounting guidance for “Derivatives and Hedging.”

(c)	Substantially comprised of power contracts for APCo, I&M and OPCo and coal contracts for PSO and SWEPCo.

(d)	Amounts in “Other” column primarily represent accrued interest receivables from financial institutions. Level 1 amounts primarily represent investments in money market funds.

(e)	Amounts represent publicly traded equity securities and equity-based mutual funds.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 and 2014.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy for the Registrant Subsidiaries:

Three Months Ended March 31, 2015	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance as of December 31, 2014	$15,742	$14,704	$48,402	$(377)	$(460)
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	2,163	117	215	(259)	5,809
Purchases, Issuances and Settlements (c)	(13,355)	(9,053)	(6,745)	635	(5,351)
Changes in Fair Value Allocated to Regulated Jurisdictions (g)	1,437	(195)	4,070	(684)	(1,220)
Balance as of March 31, 2015	$5,987	$5,573	$45,942	$(685)	$(1,222)

Three Months Ended March 31, 2014	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance as of December 31, 2013	$10,562	$7,164	$2,920	$—	$—
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	29,162	18,219	30,963	—	—
Purchases, Issuances and Settlements (c)	(31,781)	(19,995)	(34,036)	—	—
Transfers into Level 3 (d) (e)	(3,825)	(2,594)	—	—	—
Transfers out of Level 3 (e) (f)	(6)	(4)	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (g)	3,289	2,052	4,065	349	442
Balance as of March 31, 2014	$7,401	$4,842	$3,912	$349	$442

(a)	Included in revenues on the condensed statements of income.

(b)	Represents the change in fair value between the beginning of the reporting period and the settlement of the risk management commodity contract.

(c)	Represents the settlement of risk management commodity contracts for the reporting period.

(d)	Represents existing assets or liabilities that were previously categorized as Level 2.

(e)	Transfers are recognized based on their value at the beginning of the reporting period that the transfer occurred.

(f)	Represents existing assets or liabilities that were previously categorized as Level 3.

(g)	Relates to the net gains (losses) of those contracts that are not reflected on the condensed statements of income. These net gains (losses) are recorded as regulatory liabilities/assets.

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions for the Registrant Subsidiaries as of March 31, 2015 and December 31, 2014:

Significant Unobservable Inputs
March 31, 2015
APCo

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in thousands)
Energy Contracts	$5,805	$1,646	Discounted Cash Flow	Forward Market Price	$10.55	$51.25	$36.89
FTRs	2,059	231	Discounted Cash Flow	Forward Market Price	(9.62)	6.77	0.62
Total	$7,864	$1,877

Significant Unobservable Inputs
December 31, 2014
APCo

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in thousands)
Energy Contracts	$5,801	$1,799	Discounted Cash Flow	Forward Market Price	$13.43	$123.02	$52.47
FTRs	11,853	113	Discounted Cash Flow	Forward Market Price	(14.63)	20.02	1.01
Total	$17,654	$1,912

Significant Unobservable Inputs
March 31, 2015
I&M

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in thousands)
Energy Contracts	$5,189	$1,117	Discounted Cash Flow	Forward Market Price	$10.55	$51.25	$36.89
FTRs	1,643	142	Discounted Cash Flow	Forward Market Price	(9.62)	6.77	0.62
Total	$6,832	$1,259

Significant Unobservable Inputs
December 31, 2014
I&M

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in thousands)
Energy Contracts	$6,375	$1,219	Discounted Cash Flow	Forward Market Price	$13.43	$123.02	$52.47
FTRs	9,633	85	Discounted Cash Flow	Forward Market Price	(14.63)	20.02	1.01
Total	$16,008	$1,304

Significant Unobservable Inputs
March 31, 2015
OPCo

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in thousands)
Energy Contracts	$49,233	$4,564	Discounted Cash Flow	Forward Market Price	$44.41	$163.52	$91.73
FTRs	1,303	30	Discounted Cash Flow	Forward Market Price	(9.62)	6.77	0.62
Total	$50,536	$4,594

Significant Unobservable Inputs
December 31, 2014
OPCo

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in thousands)
Energy Contracts	$45,101	$3,941	Discounted Cash Flow	Forward Market Price	$48.25	$159.92	$84.04
FTRs	7,242	—	Discounted Cash Flow	Forward Market Price	(14.63)	20.02	1.01
Total	$52,343	$3,941

Significant Unobservable Inputs
March 31, 2015
PSO

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in thousands)
FTRs	$130	$815	Discounted Cash Flow	Forward Market Price	$(9.62)	$6.77	$0.62

Significant Unobservable Inputs
December 31, 2014
PSO

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in thousands)
FTRs	$360	$737	Discounted Cash Flow	Forward Market Price	$(14.63)	$20.02	$1.01

Significant Unobservable Inputs
March 31, 2015
SWEPCo

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in thousands)
FTRs	$161	$1,383	Discounted Cash Flow	Forward Market Price	$(9.62)	$6.77	$0.62

Significant Unobservable Inputs
December 31, 2014
SWEPCo

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in thousands)
FTRs	$439	$899	Discounted Cash Flow	Forward Market Price	$(14.63)	$20.02	$1.01

(a)	Represents market prices in dollars per MWh.

The following table provides sensitivity of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts and FTRs for the Registrant Subsidiaries as of March 31, 2015:

Sensitivity of Fair Value Measurements
March 31, 2015

Significant Unobservable Input	Position	Change in Input	Impact on Fair Value Measurement
Forward Market Price	Buy	Increase (Decrease)	Higher (Lower)
Forward Market Price	Sell	Increase (Decrease)	Lower (Higher)

10.  INCOME TAXES

AEP System Tax Allocation Agreement

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

Federal and State Income Tax Audit Status

The Registrant Subsidiaries are no longer subject to U.S federal examination for years before 2011. The IRS examination of years 2011, 2012 and 2013 started in April 2014. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for federal income taxes have been made for potential liabilities resulting from such matters.  In addition, the Registrant Subsidiaries accrue interest on these uncertain tax positions.  Management is not aware of any issues for open tax years that upon final resolution are expected to materially impact net income.

The Registrant Subsidiaries file income tax returns in various state and local jurisdictions.  These taxing authorities routinely examine the tax returns and the Registrant Subsidiaries are currently under examination in several state and local jurisdictions.  However, it is possible that previously filed tax returns have positions that may be challenged by these tax authorities.  Management believes that adequate provisions for income taxes have been made for potential liabilities resulting from such challenges and that the ultimate resolution of these audits will not materially impact net income.  The Registrant Subsidiaries are no longer subject to state or local income tax examinations by tax authorities for years before 2009.

11.  FINANCING ACTIVITIES

Long-term Debt

Long-term debt and other securities issued, retired and principal payments made during the first three months of 2015 are shown in the tables below:

Company	Type of Debt	Principal Amount (a)	Interest Rate	Due Date
Issuances:		(in thousands)	(%)
PSO	Senior Unsecured Notes	$125,000	3.17	2025
PSO	Senior Unsecured Notes	125,000	4.09	2045
SWEPCo	Pollution Control Bonds	53,500	1.60	2019
SWEPCo	Senior Unsecured Notes	400,000	3.90	2045

(a)	Amounts indicated on the statements of cash flows are net of issuance costs and premium or discount and will not tie to the issuance amounts.

Company	Type of Debt	Principal Amount Paid	Interest Rate	Due Date
Retirements and Principal Payments:		(in thousands)	(%)
APCo	Land Note	$9	13.718	2026
APCo	Securitization Bonds	11,037	2.008	2024
I&M	Notes Payable	8,643	Variable	2016
I&M	Notes Payable	6,943	Variable	2017
I&M	Notes Payable	6,600	Variable	2019
I&M	Notes Payable	429	Variable	2016
I&M	Notes Payable	297	2.12	2016
I&M	Other Long-term Debt	2,750	Variable	2015
I&M	Other Long-term Debt	275	6.00	2025
OPCo	Other Long-term Debt	19	1.149	2028
OPCo	Securitization Bonds	22,200	0.958	2018
PSO	Other Long-term Debt	106	3.00	2027
SWEPCo	Notes Payable	1,625	4.58	2032
SWEPCo	Pollution Control Bonds	53,500	3.25	2015

In April 2015, APCo issued $86 million of 1.9% Pollution Control Bonds due in 2019 and retired $86 million of 3.125% Notes Payable – Affiliated due in 2015.

In April 2015, OPCo retired $86 million of 3.125% Pollution Control Bonds due in 2015.

In April 2015, SWEPCo retired $100 million of 5.375% Senior Unsecured Notes due in 2015.

As of March 31, 2015, trustees held on behalf of I&M and OPCo, $40 million and $345 million, respectively, of their reacquired Pollution Control Bonds.

Dividend Restrictions

The Registrant Subsidiaries pay dividends to Parent provided funds are legally available.  Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the Registrant Subsidiaries to transfer funds to Parent in the form of dividends.

Federal Power Act

The Federal Power Act prohibits each of the Registrant Subsidiaries from participating “in the making or paying of any dividends of such public utility from any funds properly included in capital account.”  The term “capital account” is not defined in the Federal Power Act or its regulations.  Management understands “capital account” to mean the book value of the common stock. This restriction does not limit the ability of the Registrant Subsidiaries to pay dividends out of retained earnings.

Additionally, the Federal Power Act creates a reserve on earnings attributable to hydroelectric generation plants.  Because of their respective ownership of such plants, this reserve applies to APCo and I&M.

Leverage Restrictions

Pursuant to the credit agreement leverage restrictions, APCo, I&M, PSO and SWEPCo must maintain a percentage of debt to total capitalization at a level that does not exceed 67.5%.

Utility Money Pool – AEP System

The AEP System uses a corporate borrowing program to meet the short-term borrowing needs of AEP’s subsidiaries.  The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries.  The AEP System Utility Money Pool operates in accordance with the terms and conditions of the AEP System Utility Money Pool agreement filed with the FERC.  The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of March 31, 2015 and December 31, 2014 are included in Advances to Affiliates and Advances from Affiliates, respectively, on each of the Registrant Subsidiaries’ condensed balance sheets.  The Utility Money Pool participants’ money pool activity and their corresponding authorized borrowing limits for the three months ended March 31, 2015 are described in the following table:

Company	Maximum Borrowings from the Utility Money Pool	Maximum Loans to the Utility Money Pool	Average Borrowings from the Utility Money Pool	Average Loans to the Utility Money Pool	Net Loans to (Borrowings from) the Utility Money Pool as of March 31, 2015	Authorized Short-term Borrowing Limit
	(in thousands)
APCo	$—	$185,121	$—	$115,109	$152,148	$600,000
I&M	200,032	13,514	149,526	13,496	(154,653)	500,000
OPCo	—	367,472	—	301,505	291,256	400,000
PSO	165,947	62,255	113,117	16,812	62,255	300,000
SWEPCo	112,481	293,378	52,596	96,548	293,378	350,000

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool were as follows:

	Three Months Ended March 31,
	2015	2014
Maximum Interest Rate	0.59%	0.33%
Minimum Interest Rate	0.39%	0.28%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool for the three months ended March 31, 2015 and 2014 are summarized for all Registrant Subsidiaries in the following table:

	Average Interest Rate for Funds Borrowed from the Utility Money Pool for		Average Interest Rate for Funds Loaned to the Utility Money Pool for
	Three Months Ended March 31,		Three Months Ended March 31,
Company	2015	2014	2015	2014
APCo	—%	—%	0.45%	0.31%
I&M	0.46%	—%	0.46%	0.31%
OPCo	—%	0.31%	0.46%	0.29%
PSO	0.49%	0.31%	0.44%	—%
SWEPCo	0.46%	0.31%	0.52%	—%

Credit Facilities

For a discussion of credit facilities, see “Letters of Credit” section of Note 5.

Sale of Receivables – AEP Credit

Under a sale of receivables arrangement, the Registrant Subsidiaries sell, without recourse, certain of their customer accounts receivable and accrued unbilled revenue balances to AEP Credit and are charged a fee based on AEP Credit’s financing costs, administrative costs and uncollectible accounts experience for each Registrant Subsidiary’s receivables.  APCo does not have regulatory authority to sell its West Virginia accounts receivable.  The costs of customer accounts receivable sold are reported in Other Operation expense on the Registrant Subsidiaries’ condensed statements of income.  The Registrant Subsidiaries manage and service their customer accounts receivable sold.

AEP Credit's receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables.  The agreement was increased in June 2014 from $700 million and expires in June 2016.

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreement for each Registrant Subsidiary as of March 31, 2015 and December 31, 2014 was as follows:

	March 31,	December 31,
Company	2015	2014
	(in thousands)
APCo	$164,414	$159,823
I&M	152,843	137,459
OPCo	383,572	365,834
PSO	110,513	112,905
SWEPCo	132,161	148,668

The fees paid by the Registrant Subsidiaries to AEP Credit for customer accounts receivable sold were:

	Three Months Ended March 31,
Company	2015	2014
	(in thousands)
APCo	$2,454	$2,423
I&M	2,357	2,040
OPCo	8,015	7,498
PSO	1,422	1,323
SWEPCo	1,722	1,566

The Registrant Subsidiaries’ proceeds on the sale of receivables to AEP Credit were:

	Three Months Ended March 31,
Company	2015	2014
	(in thousands)
APCo	$429,624	$437,196
I&M	419,560	407,150
OPCo	714,985	686,627
PSO	302,501	290,217
SWEPCo	373,167	390,588

12.  VARIABLE INTEREST ENTITIES

The accounting guidance for “Variable Interest Entities” is a consolidation model that considers if a company has a controlling financial interest in a VIE.  A controlling financial interest will have both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Entities are required to consolidate a VIE when it is determined that they have a controlling financial interest in a VIE and therefore, are the primary beneficiary of that VIE, as defined by the accounting guidance for “Variable Interest Entities.”  In determining whether they are the primary beneficiary of a VIE, management considers for each Registrant Subsidiary factors such as equity at risk, the amount of the VIE’s variability the Registrant Subsidiary absorbs, guarantees of indebtedness, voting rights including kick-out rights, the power to direct the VIE, variable interests held by related parties and other factors.  Management believes that significant assumptions and judgments were applied consistently.  In addition, the Registrant Subsidiaries have not provided financial or other support to any VIE that was not previously contractually required.

SWEPCo is the primary beneficiary of Sabine.  I&M is the primary beneficiary of DCC Fuel.  OPCo is the primary beneficiary of Ohio Phase-in-Recovery Funding.  APCo is the primary beneficiary of Appalachian Consumer Rate Relief Funding.  In addition, the Registrant Subsidiaries have not provided material financial or other support to any of these entities that was not previously contractually required. SWEPCo holds a significant variable interest in DHLC.  Each of the Registrant Subsidiaries hold a significant variable interest in AEPSC.  I&M holds a significant variable interest in AEGCo.

Sabine is a mining operator providing mining services to SWEPCo.  SWEPCo has no equity investment in Sabine but is Sabine’s only customer.  SWEPCo guarantees the debt obligations and lease obligations of Sabine.  Under the terms of the note agreements, substantially all assets are pledged and all rights under the lignite mining agreement are assigned to SWEPCo.  The creditors of Sabine have no recourse to any AEP entity other than SWEPCo.  Under the provisions of the mining agreement, SWEPCo is required to pay, as a part of the cost of lignite delivered, an amount equal to mining costs plus a management fee.  In addition, SWEPCo determines how much coal will be mined each year.  Based on these facts, management concluded that SWEPCo is the primary beneficiary and is required to consolidate Sabine.  SWEPCo’s total billings from Sabine for the three months ended March 31, 2015 and 2014 were $42 million and $39 million, respectively. See the table below for the classification of Sabine’s assets and liabilities on SWEPCo’s condensed balance sheets.

The balances below represent the assets and liabilities of Sabine that are consolidated.  These balances include intercompany transactions that are eliminated upon consolidation.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
VARIABLE INTEREST ENTITIES
March 31, 2015 and December 31, 2014
(in thousands)

	Sabine
ASSETS	2015	2014
Current Assets	$58,946	$67,981
Net Property, Plant and Equipment	143,910	145,491
Other Noncurrent Assets	59,272	51,578
Total Assets	$262,128	$265,050

LIABILITIES AND EQUITY
Current Liabilities	$28,620	$36,286
Noncurrent Liabilities	233,122	228,349
Equity	386	415
Total Liabilities and Equity	$262,128	$265,050

I&M has nuclear fuel lease agreements with DCC Fuel IV LLC, DCC Fuel V LLC, DCC Fuel VI LLC and DCC Fuel VII (collectively DCC Fuel).  DCC Fuel was formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.  DCC Fuel purchased the nuclear fuel from I&M with funds received from the issuance of notes to financial institutions.  Each entity is a single-lessee leasing arrangement with only one asset and is capitalized with all debt.  Each is a separate legal entity from I&M, the assets of which are not available to satisfy the debts of I&M.  Payments on the leases for the three months ended March 31, 2015 and 2014 were $23 million and $25 million, respectively. The leases were recorded as capital leases on I&M’s balance sheet as title to the nuclear fuel transfers to I&M at the end of the respective lease terms, which do not exceed 54 months.  Based on I&M’s control of DCC Fuel, management concluded that I&M is the primary beneficiary and is required to consolidate DCC Fuel.  The capital leases are eliminated upon consolidation.  The lease agreement ended for DCC Fuel II LLC in October 2014.  See the table below for the classification of DCC Fuel’s assets and liabilities on I&M’s condensed balance sheets.

The balances below represent the assets and liabilities of DCC Fuel that are consolidated.  These balances include intercompany transactions that are eliminated upon consolidation.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
VARIABLE INTEREST ENTITIES
March 31, 2015 and December 31, 2014
(in thousands)

	DCC Fuel
ASSETS	2015	2014
Current Assets	$89,509	$97,361
Net Property, Plant and Equipment	128,919	158,121
Other Noncurrent Assets	64,576	79,705
Total Assets	$283,004	$335,187

LIABILITIES AND EQUITY
Current Liabilities	$80,834	$86,026
Noncurrent Liabilities	202,170	249,161
Total Liabilities and Equity	$283,004	$335,187

Ohio Phase-in-Recovery Funding was formed for the sole purpose of issuing and servicing securitization bonds related to phase-in recovery property.  Management has concluded that OPCo is the primary beneficiary of Ohio Phase-in-Recovery Funding because OPCo has the power to direct the most significant activities of the VIE and OPCo's equity interest could potentially be significant.  Therefore, OPCo is required to consolidate Ohio Phase-in-Recovery Funding.  The securitized bonds totaled $210 million and $232 million as of March 31, 2015 and December 31, 2014, respectively, and are included in current and long-term debt on the condensed balance sheets.  Ohio Phase-in-Recovery Funding has securitized assets of $104 million and $110 million as of March 31, 2015 and December 31, 2014, respectively, which are presented separately on the face of the condensed balance sheets.  The phase-in recovery property represents the right to impose and collect Ohio deferred distribution charges from customers receiving electric transmission and distribution service from OPCo under a recovery mechanism approved by the PUCO.  In August 2013, securitization bonds were issued.  The securitization bonds are payable only from and secured by the securitized assets.  The bondholders have no recourse to OPCo or any other AEP entity.  OPCo acts as the servicer for Ohio Phase-in-Recovery Funding's securitized assets and remits all related amounts collected from customers to Ohio Phase-in-Recovery Funding for interest and principal payments on the securitization bonds and related costs. See the table below for the classification of Ohio Phase-in-Recovery Funding’s assets and liabilities on OPCo’s condensed balance sheets.

The balances below represent the assets and liabilities of Ohio Phase-in-Recovery Funding that are consolidated.  These balances include intercompany transactions that are eliminated upon consolidation.

OHIO POWER COMPANY AND SUBSIDIARIES
VARIABLE INTEREST ENTITIES
March 31, 2015 and December 31, 2014
(in thousands)

	Ohio Phase-In Recovery Funding
ASSETS	2015	2014
Current Assets	$21,606	$32,676
Other Noncurrent Assets (a)	198,266	209,922
Total Assets	$219,872	$242,598

LIABILITIES AND EQUITY
Current Liabilities	$46,756	$47,099
Noncurrent Liabilities	171,779	194,162
Equity	1,337	1,337
Total Liabilities and Equity	$219,872	$242,598

(a)	Includes an intercompany item eliminated in consolidation as of March 31, 2015 and December 31, 2014 of $92 million and $97 million, respectively.

Appalachian Consumer Rate Relief Funding was formed for the sole purpose of issuing and servicing securitization bonds related to APCo's under-recovered ENEC deferral balance.  Management has concluded that APCo is the primary beneficiary of Appalachian Consumer Rate Relief Funding because APCo has the power to direct the most significant activities of the VIE and APCo's equity interest could potentially be significant.  Therefore, APCo is required to consolidate Appalachian Consumer Rate Relief Funding.  The securitized bonds totaled $357 million and $368 million as of March 31, 2015 and December 31, 2014, respectively, and are included in current and long term debt on the condensed balance sheets.  Appalachian Consumer Rate Relief Funding has securitized assets of $345 million and $350 million as of March 31, 2015 and December 31, 2014, respectively, which are presented separately on the face of the condensed balance sheets.  The phase-in recovery property represents the right to impose and collect West Virginia deferred generation charges from customers receiving electric transmission, distribution and generation service from APCo under a recovery mechanism approved by the WVPSC.  In November 2013, securitization bonds were issued.  The securitization bonds are payable only from and secured by the securitized assets.  The bondholders have no recourse to APCo or any other AEP entity.  APCo acts as the servicer for Appalachian Consumer Rate Relief Funding's securitized assets and remits all related amounts collected from customers to Appalachian Consumer Rate Relief Funding for interest and principal payments on the securitization bonds and related costs. See the table below for the classification of Appalachian Consumer Rate Relief Funding’s assets and liabilities on APCo’s condensed balance sheets.

The balances below represent the assets and liabilities of Appalachian Consumer Rate Relief Funding that are consolidated.  These balances include intercompany transactions that are eliminated upon consolidation.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
VARIABLE INTEREST ENTITIES
March 31, 2015 and December 31, 2014
(in thousands)

	Appalachian Consumer Rate Relief Funding
ASSETS	2015	2014
Current Assets	$10,886	$18,099
Other Noncurrent Assets (a)	352,573	358,264
Total Assets	$363,459	$376,363

LIABILITIES AND EQUITY
Current Liabilities	$24,397	$26,809
Noncurrent Liabilities	337,336	347,652
Equity	1,726	1,902
Total Liabilities and Equity	$363,459	$376,363

(a)	Includes an intercompany item eliminated in consolidation as of March 31, 2015 and December 31, 2014 of $4 million and $4 million, respectively.

DHLC is a mining operator which sells 50% of the lignite produced to SWEPCo and 50% to CLECO.  SWEPCo and CLECO share the executive board seats and voting rights equally.  Each entity guarantees 50% of DHLC’s debt.  SWEPCo and CLECO equally approve DHLC’s annual budget.  The creditors of DHLC have no recourse to any AEP entity other than SWEPCo.  As SWEPCo is the sole equity owner of DHLC, it receives 100% of the management fee.  SWEPCo’s total billings from DHLC for the three months ended March 31, 2015 and 2014 were $15 million and $2 million. SWEPCo is not required to consolidate DHLC as it is not the primary beneficiary, although SWEPCo holds a significant variable interest in DHLC.  SWEPCo’s equity investment in DHLC is included in Deferred Charges and Other Noncurrent Assets on SWEPCo’s condensed balance sheets.

SWEPCo’s investment in DHLC was:

	March 31, 2015			December 31, 2014
	As Reported on the Balance Sheet	Maximum Exposure		As Reported on the Balance Sheet	Maximum Exposure
	(in thousands)
Capital Contribution from SWEPCo	$7,643	$7,643		$7,643	$7,643
Retained Earnings	4,415	4,415		3,819	3,819
SWEPCo's Guarantee of Debt	—	99,397	(a)	—	104,334	(a)

Total Investment in DHLC	$12,058	$111,455		$11,462	$115,796

(a)	Includes affiliate advances due to Parent related to participation in the Utility Money Pool of $48 million and $56 million in 2015 and 2014, respectively.

AEPSC provides certain managerial and professional services to AEP’s subsidiaries.  AEP is the sole equity owner of AEPSC.  AEP management controls the activities of AEPSC.  The costs of the services are based on a direct charge or on a prorated basis and billed to the AEP subsidiary companies at AEPSC’s cost.  AEP subsidiaries have not provided financial or other support outside of the reimbursement of costs for services rendered.  AEPSC finances its operations through cost reimbursement from other AEP subsidiaries.  There are no other terms or arrangements between AEPSC and any of the AEP subsidiaries that could require additional financial support from an AEP subsidiary or expose them to losses outside of the normal course of business.  AEPSC and its billings are subject to regulation by the FERC.  AEP subsidiaries are exposed to losses to the extent they cannot recover the costs of AEPSC through their normal business operations.  AEP subsidiaries are considered to have a significant interest in AEPSC due to their activity in AEPSC’s cost reimbursement structure.  However, AEP subsidiaries do not have control over AEPSC.  AEPSC is consolidated by AEP.  In the event AEPSC would require financing or other support outside the cost reimbursement billings, this financing would be provided by AEP.

Total AEPSC billings to the Registrant Subsidiaries were as follows:

	Three Months Ended March 31,
Company	2015	2014
	(in thousands)
APCo	$48,248	$50,136
I&M	33,502	31,969
OPCo	39,230	39,049
PSO	23,524	24,439
SWEPCo	31,514	33,023

The carrying amount and classification of variable interest in AEPSC’s accounts payable are as follows:

	March 31, 2015		December 31, 2014
Company	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in thousands)
APCo	$16,935	$16,935	$30,692	$30,692
I&M	12,795	12,795	22,480	22,480
OPCo	13,376	13,376	24,695	24,695
PSO	8,005	8,005	15,338	15,338
SWEPCo	10,778	10,778	20,772	20,772

AEGCo, a wholly-owned subsidiary of AEP, is consolidated by AEP.  AEGCo owns a 50% ownership interest in Rockport Plant, Unit 1, leases a 50% interest in Rockport Plant, Unit 2 and owns 100% of the Lawrenceburg Generating Station.  AEGCo sells all the output from the Rockport Plant to I&M and KPCo.  AEGCo has a Unit Power Agreement associated with the Lawrenceburg Generating Station which was assigned by OPCo to AGR effective January 1, 2014.  AEP has agreed to provide AEGCo with the funds necessary to satisfy all of the debt obligations of AEGCo.  I&M is considered to have a significant interest in AEGCo due to these transactions.  I&M is exposed to losses to the extent it cannot recover the costs of AEGCo through its normal business operations.  In the event AEGCo would require financing or other support outside the billings to I&M and KPCo, this financing would be provided by AEP.  For additional information regarding AEGCo’s lease, see “Rockport Lease” section of Note 13 in the 2014 Annual Report.

Total billings from AEGCo were as follows:

	Three Months Ended March 31,
Company	2015	2014
	(in thousands)
I&M	$54,965	$70,422

The carrying amount and classification of variable interest in AEGCo’s accounts payable are as follows:

	March 31, 2015		December 31, 2014
Company	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in thousands)
I&M	$14,982	$14,982	$20,031	$20,031

13. PROPERTY, PLANT AND EQUIPMENT

Coal Combustion Residual Rule

In 2010, the Federal EPA published a proposed rule to regulate the disposal and beneficial re-use of coal combustion residuals, including fly ash and bottom ash generated at coal-fired electric generating units and also flue gas desulfurization gypsum generated at some coal-fired plants. The final rule was published in the Federal Register in April 2015 and becomes effective six months after publication. Management is in the process of evaluating the impact of this rule and has not yet determined an estimate of the expected increase in asset retirement obligations. Upon completion of the evaluation, management expects to record an increase in asset retirement obligations in the second quarter of 2015 due to this publication.

14.  DISPOSITION PLANT SEVERANCE

Management intends to retire several generation plants or units of plants during 2015. The plant closures will result in involuntary severances. The severance program provides two weeks of base pay for every year of service along with other severance benefits.

The Registrant Subsidiaries' disposition plant severance activity for the three months ended March 31, 2015 is described in the following table:

	Balance as of	Expense Allocation from	Incurred by Registrant				Remaining Balance as of
Company	December 31, 2014	AEPSC	Subsidiaries	Settled		Adjustments	March 31, 2015
	(in thousands)
APCo	$9,304	$(4)	$(187)	$(98)	(a)	$—	$9,015
I&M	8,023	(2)	90	(5)		—	8,106
PSO	134	(2)	—	(111)		—	21
SWEPCo	84	(3)	—	(80)		—	1

(a) Settled includes amounts received from affiliates for expenses related to joint plant.

The Registrant Subsidiaries recorded charges to Other Operation expense in 2014 primarily related to employees at the disposition plants. The total amount incurred in 2014 by Registrant Subsidiary was as follows:

Company	Total Cost Incurred
(in thousands)
APCo	$7,112
I&M	8,185
OPCo	80
PSO	288
SWEPCo	289

These expenses, net of adjustments, relate primarily to severance benefits and are included primarily in Other Operation expense on the condensed statements of income.  The remaining liability is included in Other Current Liabilities on the condensed balance sheets.  Management does not expect additional severance costs to be incurred related to this initiative.

COMBINED MANAGEMENT’S NARRATIVE DISCUSSION
AND ANALYSIS OF REGISTRANT SUBSIDIARIES

The following is a combined presentation of certain components of the Registrant Subsidiaries’ management’s discussion and analysis.  The information in this section completes the information necessary for management’s discussion and analysis of financial condition and net income and is meant to be read with (a) Management’s Narrative Discussion and Analysis of Results of Operations, (b) financial statements, (c) footnotes and (d) the schedules of each individual registrant.  The Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries section of the 2014 Annual Report should also be read in conjunction with this report.

EXECUTIVE OVERVIEW

Customer Demand

AEP's weather-normalized retail sales volumes for the first quarter of 2015 decreased by 1.3% from the first quarter of 2014. First quarter 2015 industrial sales increased 1.2% compared to the first quarter of 2014 primarily due to increased sales to customers in oil and gas related sectors. Residential and commercial sales decreased 4% and 0.4% in the first quarter of 2015, respectively, from the first quarter of 2014.
ENVIRONMENTAL ISSUES

The Registrant Subsidiaries are implementing a substantial capital investment program and incurring additional operational costs to comply with environmental control requirements.  The Registrant Subsidiaries will need to make additional investments and operational changes in response to existing and anticipated requirements such as CAA requirements to reduce emissions of SO2, NOx, PM and hazardous air pollutants (HAPs) from fossil fuel-fired power plants, proposals governing the beneficial use and disposal of coal combustion products, proposed clean water rules and renewal permits for certain water discharges that are currently under appeal.

The Registrant Subsidiaries are engaged in litigation about environmental issues, have been notified of potential responsibility for the clean-up of contaminated sites and incur costs for disposal of SNF and future decommissioning of I&M’s nuclear units.  AEP, along with various industry groups, affected states and other parties have challenged some of the Federal EPA requirements in court.  Management is also engaged in the development of possible future requirements including the items discussed below and reductions of CO2 emissions to address concerns about global climate change.  Management believes that further analysis and better coordination of these environmental requirements would facilitate planning and lower overall compliance costs while achieving the same environmental goals.

See a complete discussion of these matters in the “Environmental Issues” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” in the 2014 Annual Report.  Management will seek recovery of expenditures for pollution control technologies and associated costs from customers through rates in regulated jurisdictions.  Environmental rules could result in accelerated depreciation, impairment of assets or regulatory disallowances.  If the costs of environmental compliance are not recovered, it would reduce future net income and cash flows and impact financial condition.

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed in the next several sections will have a material impact on the generating units in the AEP System.  Management continues to evaluate the impact of these rules, project scope and technology available to achieve compliance.  As of March 31, 2015, the AEP System had a total generating capacity of 37,600 MWs, of which 23,700 MWs are coal-fired.  Management continues to refine the cost estimates of complying with these rules and other impacts of the environmental proposals on the generating facilities.  For the Registrant Subsidiaries, management’s current ranges of estimates of environmental investments to comply with these requirements are listed below:

	Through 2020 Estimated Environmental Investment
Company	Low	High
	(in millions)
APCo	$310	$360
I&M	370	430
PSO	270	310
SWEPCo	880	950
Total	$1,830	$2,050

For APCo, the projected environmental investment above includes the conversion of 470 MWs of coal generation to natural gas capacity.  If natural gas conversion is not completed, the units could be closed sooner than planned.

The cost estimates will change depending on the timing of implementation and whether the Federal EPA provides flexibility in the final rules.  The cost estimates for each Registrant Subsidiary will also change based on: (a) the states’ implementation of these regulatory programs, including the potential for state implementation plans (SIPs) or federal implementation plans (FIPs) that impose more stringent standards, (b) additional rulemaking activities in response to court decisions, (c) the actual performance of the pollution control technologies installed on the units, (d) changes in costs for new pollution controls, (e) new generating technology developments, (f) total MWs of capacity retired and replaced, including the type and amount of such replacement capacity and (g) other factors.

Subject to the factors listed above and based upon continuing evaluation, management intends to retire the following plants or units of plants before or during 2016:

		Expected	Generating
Company	Plant Name and Unit	Retirement Date	Capacity
			(in MWs)
APCo	Clinch River Plant, Unit 3	Second quarter of 2015	235
APCo	Glen Lyn Plant	Second quarter of 2015	335
APCo	Kanawha River Plant	Second quarter of 2015	400
APCo/AGR	Sporn Plant	Second quarter of 2015	600
I&M	Tanners Creek Plant	Second quarter of 2015	995
PSO	Northeastern Station, Unit 4	2016	470
SWEPCo	Welsh Plant, Unit 2	2016	528
Total			3,563

As of March 31, 2015, the net book value before cost of removal, including related material and supplies inventory and CWIP balances, of the plants in the table above was $715 million.

Volatility in fuel prices, pending environmental rules and other market factors could also have an adverse impact on the accounting evaluation of the recoverability of the net book values of coal-fired units. For regulated plants that may close early, management is seeking regulatory recovery of remaining net book values. To the extent existing generation assets and the cost of new equipment and converted facilities are not recoverable, it could materially reduce future net income and cash flows and impact financial condition.

Clean Air Act Requirements

The CAA establishes a comprehensive program to protect and improve the nation’s air quality and control sources of air emissions. The states implement and administer many of these programs and could impose additional or more stringent requirements.

The Federal EPA issued the Clean Air Interstate Rule (CAIR) in 2005 requiring specific reductions in SO2 and NOx emissions from power plants.  The Federal EPA issued the Cross-State Air Pollution Rule (CSAPR) in August 2011 to replace CAIR.  The CSAPR was challenged in the courts.  In 2012, a panel of the U.S. Court of Appeals for the District of Columbia Circuit issued a decision vacating and remanding CSAPR to the Federal EPA with instructions to continue implementing CAIR until a replacement rule is finalized.  That decision was appealed to the U.S. Supreme Court, which reversed the decision and remanded the case to the U.S. Court of Appeals for the District of Columbia Circuit.  All of the states in which the Registrant Subsidiaries' power plants are located are covered by CSAPR. See "Cross-State Air Pollution Rule (CSAPR)" section below.

The Federal EPA issued the final maximum achievable control technology (MACT) standards for coal and oil-fired power plants in 2012. See “Mercury and Other Hazardous Air Pollutants (HAPs) Regulation” section below.

The Federal EPA issued a Clean Air Visibility Rule (CAVR), detailing how the CAA’s requirement that certain facilities install best available retrofit technology (BART) to address regional haze in federal parks and other protected areas.  BART requirements apply to facilities built between 1962 and 1977 that emit more than 250 tons per year of certain pollutants in specific industrial categories, including power plants.  CAVR will be implemented through SIPs or, if SIPs are not adequate or are not developed on schedule, through FIPs.  The Federal EPA proposed disapproval of SIPs in a few states, including Arkansas.  In March 2012, the Federal EPA disapproved certain portions of the Arkansas regional haze SIP. In April 2015, the Federal EPA published a proposed FIP to replace the disapproved portions, including revised BART determinations for the Flint Creek Plant that are consistent with the environmental controls currently under construction. In June 2012, the Federal EPA published revisions to the regional haze rules to allow states participating in the CSAPR trading programs to use those programs in place of source-specific BART for SO2 and NOx emissions based on its determination that CSAPR results in greater visibility improvements than source-specific BART in the CSAPR states.  This rule is being challenged in the U.S. Court of Appeals for the District of Columbia Circuit.

In 2009, the Federal EPA issued a final mandatory reporting rule for CO2 and other greenhouse gases covering a broad range of facilities emitting in excess of 25,000 tons of CO2 emissions per year.   The Federal EPA issued a final endangerment finding for greenhouse gas emissions from new motor vehicles in 2009.  The Federal EPA determined that greenhouse gas emissions from stationary sources will be subject to regulation under the CAA beginning January 2011 and finalized its proposed scheme to streamline and phase-in regulation of stationary source CO2 emissions through the NSR prevention of significant deterioration and Title V operating permit programs through the issuance of final federal rules, SIP calls and FIPs.  This rule was overturned by the U.S. Supreme Court. The Federal EPA has proposed to include CO2 emissions in standards that apply to new and existing electric utility units. See "Climate Change, CO2 Regulation and Energy Policy" section below.

The Federal EPA has also issued new, more stringent national ambient air quality standards (NAAQS) for PM, SO2, and is currently reviewing the NAAQS for ozone. States are in the process of evaluating the attainment status and need for additional control measures in order to attain and maintain the new NAAQS and may develop additional requirements for facilities as a result of those evaluations. Management cannot currently predict the nature, stringency or timing of those requirements.

Notable developments in significant CAA regulatory requirements affecting the Registrant Subsidiaries’ operations are discussed in the following sections.

Cross-State Air Pollution Rule (CSAPR)

In 2011, the Federal EPA issued CSAPR.  Certain revisions to the rule were finalized in 2012.  CSAPR relies on newly-created SO2 and NOx allowances and individual state budgets to compel further emission reductions from electric utility generating units in 28 states.  Interstate trading of allowances is allowed on a restricted sub-regional basis.  Arkansas and Louisiana are subject only to the seasonal NOx program in the rule.  Texas is subject to the annual programs for SO2 and NOx in addition to the seasonal NOx program.  The annual SO2 allowance budgets in Indiana, Ohio and West Virginia were reduced significantly in the rule.  A supplemental rule includes Oklahoma in the seasonal NOx program.  The supplemental rule was finalized in December 2011 with an increased NOx emission budget for the 2012 compliance year.  The Federal EPA issued a final Error Corrections Rule and further CSAPR revisions in 2012 to make corrections to state budgets and unit allocations and to remove the restrictions on interstate trading in the first phase of CSAPR.

Numerous affected entities, states and other parties filed petitions to review the CSAPR in the U.S. Court of Appeals for the District of Columbia Circuit.  In 2012, the court issued a decision vacating and remanding CSAPR to the Federal EPA with instructions to continue implementing the CAIR until a replacement rule is finalized.  The majority determined that the CAA does not allow the Federal EPA to “overcontrol” emissions in an upwind state and that the Federal EPA exceeded its statutory authority by failing to allow states an opportunity to develop their own implementation plans before issuing a FIP.  The petition for review filed by the Federal EPA and other parties in the U.S. Supreme Court was granted in June 2013. In April 2014, the U.S. Supreme Court issued a decision reversing in part the decision of the U.S. Court of Appeals for the District of Columbia Circuit and remanding the case for further proceedings consistent with the opinion. The Federal EPA filed a motion to lift the stay and allow Phase I of CSAPR to take effect on January 1, 2015 and Phase II to take effect on January 1, 2017. The court granted the Federal EPA's motion. The parties have filed briefs, presented oral arguments and the case remains pending. Separate appeals of the Error Corrections Rule and the further revisions have been filed but no briefing schedules have been established. Management cannot predict the outcome of the pending litigation.

Mercury and Other Hazardous Air Pollutants (HAPs) Regulation

In 2012, the Federal EPA issued a rule addressing a broad range of HAPs from coal and oil-fired power plants.  The rule establishes unit-specific emission rates for mercury, PM (as a surrogate for particles of nonmercury metals) and hydrogen chloride (as a surrogate for acid gases) for units burning coal on a 30-day rolling average basis.  In addition, the rule proposes work practice standards, such as boiler tune-ups, for controlling emissions of organic HAPs and dioxin/furans.  The effective date of the final rule was April 16, 2012 and compliance is required within three years.  Petitions for administrative reconsideration and judicial review were filed.  In 2012, the Federal EPA published a notice announcing that it would accept comments on its reconsideration of certain issues related to the new source standards, including clarification of the requirements that apply during periods of start-up and shut down, measurement issues and the application of variability factors that may have an impact on the level of the standards.  The Federal EPA issued revisions to the new source standards consistent with the proposed rule, except the start-up and shut down provisions in March 2013.  A final rule on reconsideration was issued in 2014 and a proposed rule containing technical corrections was issued in early 2015, but it has not yet been published in the Federal Register. In April 2014, the U.S. Court of Appeals for the District of Columbia Circuit denied all of the petitions for review of the April 2012 final rule. Industry trade groups and several states filed petitions for further review in the U.S. Supreme Court and the court granted those petitions in November 2014.

The final rule contains a slightly less stringent PM limit for existing sources than the original proposal and the revised rule provides alternative work practice standards for operators during start-up and shut down periods.  The AEP System has obtained a one-year administrative extension at several units to facilitate the installation of controls or to avoid a serious reliability problem.  In addition, the Federal EPA issued an enforcement policy describing the circumstances under which an administrative consent order might be issued to provide a fifth year for the installation of controls or completion of reliability upgrades.  Management remains concerned about the availability of compliance extensions, the inability to foreclose citizen suits being filed under the CAA for failure to achieve compliance by the required deadlines and the lack of coordination among the Mercury and Air Toxics Standards schedule and other environmental requirements.

Climate Change, CO2 Regulation and Energy Policy

National public policy makers and regulators in the 10 states the Registrant Subsidiaries serve have diverse views on climate change, carbon regulation and energy policy.  Management is currently focused on responding to these emerging views with prudent actions across a range of plausible scenarios and outcomes.  Management is an active participant in both state and federal policy development to assure that any proposed new requirements are feasible and the economies of the states served are not placed at a competitive disadvantage.

Several states have adopted programs that directly regulate CO2 emissions from power plants.  The majority of the states where the Registrant Subsidiaries have generating facilities have passed legislation establishing renewable energy, alternative energy and/or energy efficiency requirements that can assist in reducing carbon emissions.  The Registrant Subsidiaries are taking steps to comply with these requirements, including increasing wind power purchases and broadening the AEP System's portfolio of energy efficiency programs.

In the absence of comprehensive federal climate change or energy policy legislation, President Obama issued a memorandum to the Administrator of the Federal EPA directing the agency to develop and issue a new proposal regulating carbon emissions from new electric generating units under the CAA.  The new proposal was issued in September 2013 and requires new large natural gas units to meet a limit of 1,000 pounds of CO2 per MWh of electricity generated and small natural gas units to meet a limit of 1,100 pounds of CO2 per MWh.  New coal-fired units are required to meet a limit of 1,100 pounds of CO2 per MWh, with the option to meet a 1,000 pound per MWh limit if they choose to average emissions over multiple years.  This proposal was published in the Federal Register in January 2014 and the comment period has closed.

The Federal EPA was also directed to develop and issue a separate proposal regulating carbon emissions from modified and reconstructed electric generating units (EGUs) and to issue guidelines for existing EGUs before June 2014, to finalize those standards by June 2015 and to require states to submit revisions to their implementation plans including such standards no later than June 2016. The Federal EPA issued guidelines for the development of standards for existing sources in June 2014. The guidelines use a “portfolio” approach to reducing emissions from existing sources that includes efficiency improvements at coal plants, displacing coal-fired generation with increased utilization of natural gas combined cycle units, expanding renewable generation resources and increasing customer energy efficiency. Comments were due in December 2014. The Federal EPA also issued proposed regulations governing emissions of CO2 from modified and reconstructed EGUs in June 2014 and comments were due in October 2014. The standards for modified and reconstructed units include several options, including use of historic baselines or energy efficiency audits to establish source-specific CO2 emission rates or to limit CO2 emission rates which could be no less than 1,900 pounds per MWh at larger coal units and 2,100 pounds per MWh at smaller coal units. The Federal EPA announced in January 2015 that the schedule for finalizing its action on all of these standards will extend into the summer of 2015 and that it will develop and propose for public comment a model FIP that will be finalized for individual states that fail to submit a timely state plan to implement the existing source standards. Management cannot currently predict the impact these programs may have on future resource plans or the existing generating fleet, but the costs may be substantial.

In 2012, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision upholding, in all material respects, the Federal EPA’s endangerment finding, its regulatory program for CO2 emissions from new motor vehicles and its plan to phase in regulation of CO2 emissions from stationary sources under the Prevention of Significant Deterioration (PSD) and Title V operating permit programs. In June 2014, the U.S. Supreme Court determined that the Federal EPA was not compelled to regulate CO2 emissions from stationary sources under the Title V or PSD programs as a result of its adoption of the motor vehicle standards, but that sources otherwise required to obtain a PSD permit may be required to perform a Best Available Control Technology analysis for CO2 emissions if they exceed a reasonable level.

Federal and state legislation or regulations that mandate limits on the emission of CO2 could result in significant increases in capital expenditures and operating costs, which in turn, could lead to increased liquidity needs and higher financing costs.  Excessive costs to comply with future legislation or regulations might force the Registrant Subsidiaries to close some coal-fired facilities and could lead to possible impairment of assets.

Coal Combustion Residual Rule

In 2010, the Federal EPA published a proposed rule to regulate the disposal and beneficial re-use of coal combustion residuals (CCR), including fly ash and bottom ash generated at coal-fired electric generating units and also FGD gypsum generated at some coal-fired plants.  The proposed rule contained two alternative proposals.  One proposal would impose federal hazardous waste disposal and management standards on these materials and another would allow states to retain primary authority to regulate the beneficial re-use and disposal of these materials under state solid waste management standards, including minimum federal standards for disposal and management.  Both proposals would impose stringent requirements for the construction of new coal ash landfills and existing unlined surface impoundments.

Various environmental organizations and industry groups filed a petition seeking to establish deadlines for a final rule.  To comply with a court-ordered deadline, the Federal EPA issued a prepublication copy of its final rule in December 2014. The final rule was published in the Federal Register in April 2015 and becomes effective six months after publication. Management is in the process of evaluating the impact of this rule and has not yet determined an estimate of the expected increase in asset retirement obligations. Upon completion of the evaluation, management expects to record an increase in asset retirement obligations in the second quarter of 2015 due to this publication.

In the final rule, the Federal EPA elected to regulate CCR as a non-hazardous solid waste and issued new minimum federal solid waste management standards. On the effective date, the rule applies to new and existing active CCR landfills and CCR surface impoundments at operating electric utility or independent power production facilities. The rule imposes new and additional construction and operating obligations, including location restrictions, liner criteria, structural integrity requirements for impoundments, operating criteria and additional groundwater monitoring requirements. The rule does not apply to inactive CCR landfills and inactive surface impoundments at retired generating stations or the beneficial use of CCR. The rule is self-implementing so state action is not required. Because of this self-implementing feature, the rule contains extensive record keeping, notice and internet posting requirements. Because the Registrant Subsidiaries currently use surface impoundments and landfills to manage CCR materials at the generating facilities, they will incur significant costs to upgrade or close and replace these existing facilities at some point in the future as the new rule is implemented. Management continues to review the new rule and evaluate its costs and impacts on operations, including ongoing monitoring requirements.

In February 2014, the Federal EPA completed a risk evaluation of the beneficial uses of coal fly ash in concrete and FGD gypsum in wallboard and concluded that the Federal EPA supports these beneficial uses.  Currently, approximately 40% of the coal ash and other residual products from the AEP System's generating facilities are re-used in the production of cement and wallboard, as structural fill or soil amendments, as abrasives or road treatment materials and for other beneficial uses.  Encapsulated beneficial uses are not materially impacted by the new rule but additional demonstrations may be required to continue land applications in significant amounts except in road construction projects.

Clean Water Act (CWA) Regulations

In 2014, the Federal EPA issued a final rule setting forth standards for existing power plants that is intended to reduce mortality of aquatic organisms pinned against a plant’s cooling water intake screen (impingement) or entrained in the cooling water.  Entrainment is when small fish, eggs or larvae are drawn into the cooling water system and affected by heat, chemicals or physical stress.  The final rule affects all plants withdrawing more than two million gallons of cooling water per day. The rule offers seven technology options to comply with the impingement standard and requires site-specific studies to determine appropriate entrainment compliance measures at facilities withdrawing more than 125 million gallons per day. Additional requirements may be imposed as a result of consultation with other federal agencies to protect threatened and endangered species and their habitats. Facilities with existing closed cycle recirculating cooling systems, as defined in the rule, are not expected to require any technology changes. Facilities subject to both the impingement standard and site-specific entrainment studies will typically be given at least three years to conduct and submit the results of those studies to the permit agency. Compliance timeframes will then be established by the permit agency through each facility’s National Pollutant Discharge Elimination System (NPDES) permit for installation of any required technology changes, as those permits are renewed over the next five to eight years. Petitions for review of the final rule have been filed by industry and environmental groups and are currently pending in the U.S. Court of Appeals for the Second Circuit.

In addition, the Federal EPA issued an information collection request and is developing revised effluent limitation guidelines for electricity generating facilities.  A proposed rule was signed in April 2013 with a final rule expected in September 2015.  The Federal EPA proposed eight options of increasing stringency and cost for fly ash and bottom ash transport water, scrubber wastewater, leachate from coal combustion byproduct landfills and impoundments and other wastewaters associated with coal-fired generating units, with four labeled preferred options.  Certain of the Federal EPA's preferred options have already been implemented or are part of long-term plans.  Management continues to review the proposal in detail to evaluate whether the plants are currently meeting the proposed limitations, what technologies have been incorporated into long-range plans and what additional costs might be incurred if the Federal EPA's most stringent options were adopted.  Management submitted detailed comments to the Federal EPA in September 2013 and participated in comments filed by various organizations of which the AEP System is a member.

In April 2014, the Federal EPA and the U.S. Army Corps of Engineers jointly issued a proposed rule to clarify the scope of the regulatory definition of “waters of the United States” in light of recent U.S. Supreme Court cases and published the proposed rule in the Federal Register. The CWA provides for federal jurisdiction over “navigable waters” defined as “the waters of the United States.” This proposed jurisdictional definition will apply to all CWA programs, potentially impacting generation, transmission and distribution permitting and compliance requirements. Among those programs are: permits for wastewater and storm water discharges, permits for impacts to wetlands and water bodies and oil spill prevention planning. Management agrees that clarity and efficiency in the permitting process is needed. Management is concerned that the proposed rule introduces new concepts and could subject more operations to CWA jurisdiction, thereby increasing the time and complexity of permitting. Management submitted detailed comments to the Federal EPA in November 2014 and also participated in comments filed by various organizations of which the AEP System is a member.

ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Adopted During the First Quarter of 2015

The FASB issued ASU 2014-08 “Presentation of Financial Statements and Property, Plant and Equipment” changing the presentation of discontinued operations on the statements of income and other requirements for reporting discontinued operations. Under the new standard, a disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held-for-sale or is disposed. The amendments in this update also require additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. Management adopted ASU 2014-08 effective January 1, 2015. There were no events requiring application of the new accounting guidance.

Pronouncements Effective in the Future

The FASB issued ASU 2014-09 "Revenue from Contracts with Customers" clarifying the method used to determine the timing and requirements for revenue recognition on the statements of income. Under the new standard, an entity must identify the performance obligations in a contract, the transaction price and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016. Management is analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on revenue or net income. Management plans to adopt ASU 2014-09 effective January 1, 2017.

The FASB issued ASU 2015-01 "Income Statement – Extraordinary and Unusual Items" eliminating the concept of extraordinary items for presentation on the face of the income statement. Under the new standard, a material event or transaction that is unusual in nature, infrequent or both shall be reported as a separate component of income from continuing operations. Alternatively, it may be disclosed in the notes to financial statements. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted if applied from the beginning of a fiscal year. As applicable, this standard may change the presentation of amounts in the income statements. Management plans to adopt ASU 2015-01 effective January 1, 2016.

The FASB issued ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs" to simplify the presentation of debt issuance costs on the balance sheets. Under the new standard, debt issuance costs related to a recognized debt liability will be presented on the balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with discounts. The Registrant Subsidiaries include debt issuance costs in Deferred Charges and Other Noncurrent Assets on the balance sheets. Debt issuance costs represent less than 1% of total long-term debt. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. Management intends to early adopt ASU 2015-03 for the 2015 Form 10-K.

The FASB issued ASU 2015-05 "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" to provide guidance to customers about whether a cloud computing arrangement includes a software license. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. Management is analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on net income. Management plans to adopt ASU 2015-05 effective January 1, 2016.

Future Accounting Changes

The FASB’s standard-setting process is ongoing and until new standards have been finalized and issued, management cannot determine the impact on the reporting of the Registrant Subsidiaries’ operations and financial position that may result from any such future changes.  The FASB is currently working on several projects including financial instruments, leases, insurance, hedge accounting and consolidation policy.  The ultimate pronouncements resulting from these and future projects could have an impact on future net income and financial position.

CONTROLS AND PROCEDURES

During the first quarter of 2015, management, including the principal executive officer and principal financial officer of each of AEP, APCo, I&M, OPCo, PSO and SWEPCo (collectively, the Registrants), evaluated the Registrants’ disclosure controls and procedures. Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to the Registrants’ management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2015, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives. The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting and to maintain dynamic systems that change as events warrant.

There was no change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2015 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

For a discussion of material legal proceedings, see “Commitments, Guarantees and Contingencies,” of Note 5 incorporated herein by reference.

Item 1A.  Risk Factors

The Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of risk factors.  As of March 31, 2015, there have been no material changes to the risk factors previously disclosed in the 2014 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4.  Mine Safety Disclosures

The Federal Mine Safety and Health Act of 1977 (Mine Act) imposes stringent health and safety standards on various mining operations. The Mine Act and its related regulations affect numerous aspects of mining operations, including training of mine personnel, mining procedures, equipment used in mine emergency procedures, mine plans and other matters. SWEPCo, through its ownership of DHLC, and AGR and KPCo, through their use of the Conner Run fly ash impoundment, are subject to the provisions of the Mine Act.

The Dodd-Frank Wall Street Reform and Consumer Protection Act and its related regulations require companies that operate mines to include in their periodic reports filed with the SEC, certain mine safety information covered by the Mine Act. Exhibit 95 contains the notices of violation and proposed assessments received by DHLC and Conner Run under the Mine Act for the quarter ended March 31, 2015.

Item 5.  Other Information

None

Item 6.  Exhibits

10 – American Electric Power System 2015 Long-Term Incentive Plan

12 – Computation of Consolidated Ratio of Earnings to Fixed Charges

31(a) – Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b) – Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a) – Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32(b) – Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

95 – Mine Safety Disclosures

101.INS – XBRL Instance Document
101.SCH – XBRL Taxonomy Extension Schema
101.CAL – XBRL Taxonomy Extension Calculation Linkbase
101.DEF – XBRL Taxonomy Extension Definition Linkbase
101.LAB – XBRL Taxonomy Extension Label Linkbase
101.PRE – XBRL Taxonomy Extension Presentation Linkbase

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

Date:  April 23, 2015